Form 10-K405
period 1997-12-31
INTERVU INC
filed 1998-03-31
CIK 1011418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NO. 000-23361

                                  INTERVU INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                33-0680870
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                201 LOMAS SANTA FE DRIVE, SOLANA BEACH CA 92075
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 350-1600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK (PAR VALUE $.001 PER SHARE)
                                (TITLE OF CLASS)

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 27, 1998 was $38,199,832 based on a average of the high and low sales for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock on February 27, 1998 was 9,377,404.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 22, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after January 1, 1998.

================================================================================

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in this Form 10-K in Item 1 - "Business - Factors That May Affect Future Performance" and other risks identified for time to time in the Company's filing with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    InterVU Inc. (the "Company") is a specialized service company seeking to establish a leadership position in the Internet video delivery market. The Company utilizes a proprietary software system for routing and distributing high quality video over the Internet at rapid speeds. Unlike traditional Web site based video delivery solutions, the Company's system moves the video delivery mechanism away from the owner's Web site and on to the Company's network of specialized video servers strategically situated on the InterVU Network(TM). The Company's proprietary approach allows the Company to deliver video quickly to end-users and allows Web site owners and advertisers to provide video on the Internet without having to invest in costly hardware and software or to maintain a staff of employees with video delivery expertise.

    InterVU's technologies decrease the time required for video transmission over the Internet. The InterVU Network is made up of specialized video servers which have been strategically situated on the Internet and which have been designed to deliver video quickly to the greatest number of end-users. Among other things, InterVU's All Eyes(TM) and EyeQ(TM) technologies allow end-users to view video in a variety of digital encoding formats regardless of the specific hardware or software end-users might have. Other innovations, such as the Company's InstaVU video player software, allow real-time multimedia transmissions to end-users using 28.8 Kbps or faster modems over the Internet. The Company believes that the long wait time traditionally associated with video transmission over the Internet is one of the primary barriers to widespread adoption of Internet video. As a result, the Company believes that its technological solutions could play a significant role in increasing Internet video use.

     The Company's target customers are the increasing number of Web site owners that seek a means of adding video presentations to their Web pages in an easily implemented and cost effective manner and advertisers that wish to incorporate video into banners and other Internet advertisements. The Company believes that multimedia-rich Web sites, capable of delivering high quality video content quickly to the end-user, can generate significant marketing differentiation and "top of mind" awareness in consumer buying decisions. Web site owners that have used the Company's services include NBC Multimedia, Major League Baseball, CNN, Intel, the Lifetime Television Network (Hearst/ABC-Viacom Entertainment Service), Yachting Magazine (Times Mirror Magazines), Turner Classic Movies (Turner Broadcasting System), Court TV, Speedvision Online (Cable Network Services) and NET-Political Talk. The Company's video banner advertising technology, V-Banner(TM) has been used to promote Goldwin Golf on the Golfonline Web site, the Columbia Pictures movie "Air Force One," and Volvo cars on the Yahoo! Web site, Anheuser Busch on the Major League Baseball Web site, United Airlines on the IntelliTrip.com site, and Tabasco, on the E!Online site.

     As part of the Company's strategy to provide video delivery services to the top tier of Internet multimedia content sites, in October 1997 the Company entered into a strategic alliance with NBC Multimedia. Pursuant to the strategic alliance, the Company became the exclusive provider of technology and services for the distribution of certain NBC entertainment audio/video content by means of NBC Web sites on the Internet. Pursuant to the Strategic Alliance Agreement between the Company and NBC Multimedia, the Company will store NBC entertainment audio/visual content on the InterVU Network and transmit such content to end-users via the Internet at their request. See "-Strategic Alliance with NBC Multimedia."

     The Company offers its services to Web site owners and advertisers for fees based on the volume of video content delivered, for flat fees or for a combination thereof. The Company expects to generate additional revenues in the future from selling advertising space on Web pages when Web site owners offer such space on their pages in exchange for a sharing of fees or for video encoding and delivery services performed by the Company. The Company also generally charges its customers fees for encoding analog video into digital form for transmission over the Internet.

INDUSTRY BACKGROUND

     Growth of Internet Usage and Content. The Internet and many Internet software, hardware and service providers have experienced dramatic growth over the last three years. Unprecedented commercial and end-user interest in the Internet has been spurred by the introduction of key technologies including Web browsers and powerful search engines. These technologies, along with consistent usage of Universal Resource Locators ("URLs"), have enabled end-users of the Internet to quickly and smoothly navigate to sites around the world. Accordingly, the Internet has been widely accepted as a communications medium.

    Existing Internet Video Technologies. Until recently, Internet video delivery has been of low quality and slow speed due to traffic congestion on the Internet and the limitations of video server storage and delivery resources, desktop storage capabilities and desktop processing power available for video decoding and playback. As a result, most commercial Web site owners have been reluctant to employ video on their sites and most advertisers have been reluctant to add video to their advertisements because existing technologies have not provided sufficient quality and cost-effective results.

     The primary barrier to achieving interactive video delivery over the Internet is a function of the large size of video files relative to standard hypertext markup language ("HTML") data files. The large size of video files exacerbates four distinct challenges to quality, high speed delivery: (i) transmission time delays from Web server to end-user which are due to the Internet's infrastructure, (ii) the capacity of the end-user's modem, (iii) logistical problems and costs attendant to maintaining video delivery at the Web site, and (iv) the potential for overloading a Web site owner's host server due to increased video file delivery.

     The primary approaches pursued to date by others to address video file delivery challenges have focused on the ongoing development of compression/decompression algorithms ("codecs"), and to a lesser extent, a variety of strategies for optimizing server capacities and reducing Internet traffic congestion such as the development of specialized transmission protocols.

     Codecs are used to compress and decompress video files, effectively reducing the size of a video file so that it can be transmitted or downloaded with increased speed and quality. Codecs were introduced during the evolution of the CD-ROM market to enable dynamic video presentations. Codecs, however, have technological limitations in that they alone cannot optimize all of the variables required to produce high quality video.

     Although the continued development of codecs and other technologies to improve transmission of video data over the Internet has led to significant improvements in Internet video delivery, the Company believes that such technologies do not address bottlenecks inherent in the Internet's infrastructure. In fact, the Company believes that Internet technologies that improve transmission speed and quality ultimately will increase end-user use of the Internet, placing more stress on the most frequently used Internet transmission channels. As a result, the Company believes that video delivered from single sites will continue to be subject to delays associated with transmission of such video over the Internet.

THE INTERVU SOLUTION

     Unlike companies that have introduced video delivery mechanisms requiring a Web site owner to purchase proprietary software and hardware in order to deliver video from a single site, InterVU has moved the video delivery mechanism away from the owner's Web site and on to Company servers dedicated to video delivery. The Company has developed a software system for routing and distributing video on the Internet that allows the Company to link the Company's specialized video servers to one another, to Web sites and to Internet end-users, creating the InterVU Network. The Company has strategically placed its video servers on the Internet to minimize the number of routers or "hops" video content must traverse before reaching the end-user.

     The InterVU Network is designed to be platform, browser and software player independent, which allows Web site owners to use a variety of codecs with the assurance that such codecs will be compatible with most platforms, browsers and software players an end-user may be utilizing. The InterVU Network is also scalable which will allow the Company to accommodate additional content from customers as demand increases. In addition, the InterVU Network is Internet connection independent, which allows the Company to support a variety of telecommunication, cable, wireless and intranet solutions in order to maximize the number of end-users who may wish to view video messages. The InterVU Network provides high throughput delivery of video messages to end-users through the Internet over a range of connection speeds (ranging from 28.8 Kbps modems to cable modems).

     The Company also has developed its own video player software, InstaVU(TM), to improve end-users' viewing experiences. Among other things, InstaVU provides users with a preview of the full video in the form of a slide show synchronized to real-time audio that plays during the download of the remainder of the video file to the end-user's personal computer.

STRATEGY

     The Company's objective is to leverage its technology and market focus to become a leading Internet video delivery company. The Company's strategy includes the following key elements:

     Achieve Significant Market Penetration and Promote Market Expansion. The Company intends to attract and retain Web site owners with significant video delivery volume requirements in the sports, entertainment, information/education, advertising and sales promotions and Internet video product sales industries. By using the InterVU Network, Web site owners and advertisers can deliver video without the start-up costs associated with software and hardware and the recurring maintenance costs associated with delivering video from one delivery site. As part of the Company's strategy to provide video delivery services to the top tier of Internet multimedia content sites, in October 1997 the Company entered into a strategic alliance with NBC Multimedia. Pursuant to the strategic alliance, the Company became the exclusive provider of technology and services for the distribution of most NBC entertainment audio/video content by means of NBC Web sites on the Internet. The Company also has begun to develop relationships with Web site developers to increase awareness of the Company's services. Web site developers, in turn, will be able to use the Company's video delivery technology to expand their product offerings to Web site owners. The Company's sales force promotes V-Banners (real time audio and video in the space of an Internet advertising banner) to advertisers and advertising agencies. The Company intends to increase its in-house sales force and expand its marketing and sales efforts to Web site owners, Web site developers, advertisers and advertising agencies. In addition, the Company intends to develop strategic alliances with leading advertising agencies to promote video advertising over the Internet. One such alliance was announced in January 1998 when InterVU and MatchLogic, Inc. ("MatchLogic"), a leading on-line advertising management company, introduced trueVU(TM), a service which teams the speed and capacity of the InterVU Network with MatchLogic's targeting technology to serve, monitor and measure advertising traffic.

     Maintain Technological Leadership. The Company's strategy is to continue to develop advanced technological solutions to increase the speed and quality of Internet video delivery. The Company continually works to develop its proprietary InterVU Network to further reduce the number of network bottlenecks that video content must traverse before it reaches the end-user. The Company also seeks to refine, among other things, its Smart Mirror(TM) technology, All Eyes software, InstaVU video player and EyeQ software, which together deliver video to the end user from the "electronically closest" server, increase the number of end-users a Web site owner or advertiser can reach with its video content and improve end-users' video viewing experience. The Company intends to extend the functionality and uses of its core video delivery technologies by continuing to invest in research and development.

     Offer Full-Service Approach to Video Delivery. The Company's strategy is to offer Web site owners and advertisers a simple, cost-effective method of adding video to their Internet presentations. The Company's network approach allows customers to display video on the Internet without having to invest in hardware and software or to hire a staff to establish and maintain a system for video delivery. Instead, the Company offers a simple, turn-key solution for video delivery. Customers need only send the Company video tapes containing video to be included on their Web sites and the Company will place the video on the InterVU Network and establish a link between the customer's Web site or advertisement site and the InterVU Network. Upon the request of an end-user at a participating Web site, the Company's network transmits video messages directly to the viewer.

    Live Broadcast Capabilities. The Company's strategy is to offer remote video encoding and integration services for live Internet broadcast events. Increasing numbers of Web-site owners are seeking to integrate live broadcast video events with other web content. Live broadcast events require real-time encoding of video content to be streamed to the viewer's desktop. The Company offers on-site encoding for live events which are delivered from the InterVU Network. The Company has encoded and delivered several live events, including the Golden Globe Awards and New Year's Eve in Times Square.

     Maintain Internet Connection Independence. The Company's strategy is to continue to develop and maintain Internet video delivery products and services that support a variety of Internet connections. The Company currently supports major telecommunication, cable, wireless and intranet connections to the Internet. The Company intends to maintain the functionality of its video delivery technologies as new Internet connections are developed in order to reach the maximum number of end-users.

     Build Brand Awareness. The Company's marketing strategy is to penetrate markets for Internet video delivery services by creating awareness for the "InterVU" brand. The Company seeks to make the "InterVU" name synonymous with fast, high quality video on the Internet. The Company intends to promote, advertise and increase its brand visibility through excellent service and a variety of marketing and promotional techniques, including advertising, trade show involvement, the InterVU Web site, various marketing and sales materials and Internet promotions to market the Company's services. In February 1998, the Company began actively marketing a CD-Rom version of its EyeQ software for both PC and MAC. Previously available only by download, customers may now purchase EyeQ online for a nominal fee. The Company believes the introduction of the EyeQ CD-Rom product will increase consumer and Web-site owner awareness of the Company's products and services.

TECHNOLOGY OVERVIEW

     The Company has designed the InterVU Network to meet the needs of Web site owners and advertisers who wish to deliver video content over the Internet. The Company believes that the InterVU Network provides an attractive service to Web site owners and advertisers by accelerating video transmission and reception times and by providing a method to incorporate video presentations into Web pages easily and in a cost-effective manner. InterVU's technology is based on a proprietary software operating system which links a distributed network of servers, using open communication standards and commercially available components. The use of open standards allows the Company to accommodate a variety of customer hardware and software configurations.

     Network Solution. The InterVU Network and the Company's Virtual URL(TM) technology allow Web site owners and advertisers to provide video content to end-users without the costs and inconvenience usually associated with video on the Internet. Instead of managing large video files and maintaining expensive hardware, Web site owners and advertisers deliver video directly to the Company. The Company then digitizes the video and places it on the InterVU Network. To an end-user visiting a Web site, the video appears to come from the Web site because of software code the Company places on the customer's Web site to link the end-user to the InterVU Network. The Virtual URL technology makes such redirection of video invisible to the end-user.

     Avoiding Transmission Bottlenecks. The Company's configuration of distributed video servers located along the Internet provides significant advantages in video delivery. The InterVU Network is designed to ensure that once an end-user requests video from a Web site, the video is transmitted from the server on the InterVU Network that can deliver the data most quickly. This result is achieved through the use of the Company's proprietary Smart Mirror technology. The InterVU Network helps users bypass bottlenecks on the Internet by determining which of its servers is electronically closest to the end-user and sending the video from that location.

     Another significant component of the Company's video delivery system is the Fast Track Network Analyzer, which allows end-users to optimize video delivery performance. The Fast Track Analyzer "polls" selected servers on the InterVU Network to determine which server will provide the end-user with the best overall video performance. From information based on end-users who have downloaded InterVU's Fast Track end-user client software, the Company has created a model of Internet data flow which allows the Company to accelerate video delivery over the InterVU Network by storing video files on servers at strategically located Internet sites. Performance data has been accumulated and analyzed for most top Internet service providers, allowing the Company to identify and integrate the services of nine providers (UUNET, Bell Technology Group, TCG Cerfnet, DIGEX, Exodus, GTE, GlobalCenter, IXL and SuperNet) to offer distributed, high performance video delivery.

     Optimizing and Managing the InterVU Network Servers. The servers on the InterVU Network consist of a title manager and multiple video pumps which are designed to optimize and manage the delivery of video over the Internet. The video pumps are computers that have been customized to accelerate video delivery. The title manager optimizes the amount of replication of video content on each video pump and directs end-users' requests for video content to the video pump capable of responding most quickly to the request.

     Reaching Maximum End-Users. The Company has designed its proprietary All Eyes software to allow its customers to reach almost all end-users, regardless of the video player software used. All Eyes is an intelligent software application written in the Java and JavaScript programming language that determines the capabilities of the end-user's software and ensures that any video sent out can be played by the end-user's video player software. Even end-users with no multimedia capabilities will usually receive a graphic image, instead of a broken icon signifying the presence of content that they cannot see. By contrast, traditional methods of video delivery limit the number of end-users able to view video content to those who have the appropriate software for a specific encoding format. In addition, All Eyes is designed to deliver video in the appropriate format even if the end-user has not downloaded any InterVU software.

     End-User Software Technologies. InterVU's EyeQ multimedia manager software package includes the Company's InstaVU and MPEG video players, as well as a software utility called Get Smart. InstaVU allows multimedia streaming on a 28.8 Kbps or faster modem. The InstaVU multimedia streaming algorithm displays a pre-selected slide show of video frames at the same time as real-time audio while the remainder of the video is downloaded to the end-user's computer for subsequent viewings. Get Smart installs and manages the EyeQ multimedia software and keeps end-users' computers current with other multimedia software players, such as Microsoft NetShow, Vivo, VDO, Apple QuickTime, and VXtreme Web Theatre to take advantage of InterVU's service. With a single mouse click, Get Smart downloads and installs software updates to the end-user's computer from the Internet.

CUSTOMER SERVICES

     The Company employs a full service approach to providing its video delivery services which includes (i) ease of integration of video content into Web presentations, (ii) encoding services, including remote encoding for live events, (iii) network distribution, hosting and delivery and (iv) usage reports providing delivery volume and other data.

     To date, the Company has generated most of its revenues from monthly fees charged to customers for video delivery and encoding services. Certain of the Company's Web site customers also have traded advertising space on their pages for video delivery services. The Company's economic model, however, calls for the Company to generate substantially all of its revenues from charging Web site owners and advertisers volume-based fees for video delivery services. By providing customers with a variable cost structure which is a function only of the amount of video content delivered, the Company plans to relieve Web site owners of the challenge of generating economies of scale relative to fixed costs (bandwidth), capital investments (hardware and software), and incremental logistical staffing. The rate structure is variable, with the Company's customers receiving reduced per-megabyte costs as delivery volumes surpass certain average daily levels. Although the Company believes its rate structure offers significant value to its customers, the Company's pay-per-delivery concept remains unproven.

     To allow Web site owners and advertisers to more easily integrate video into Web sites, InterVU has developed the V-Banner, which turns the ordinary Internet advertising banner into a video display. With V-Banners, advertisers can provide real time video and audio through their advertising banners instead of just a few static pictures. The Company believes that it is currently the only company to offer banners that include video. The Company has incorporated its All Eyes technology into its V-Banners to make them compatible with most video players currently used by end-users. As a result, the Company offers its advertising customers the ability to reach a wide variety of end-users with their video advertisements. The Company can create V-Banners using video supplied by its customers in digital or analog format.

     When using the Company's video delivery services, Web site owners may digitize and compress video messages themselves or send analog VHS or Beta tapes to InterVU for encoding services using a variety of different codec formats. All major codec standards, such as MPEG, Quicktime, AVI, Vivo, RealPlayer, and Microsoft Net Show are supported by InterVU. The Company also offers its InstaVU format, an advanced digital encoding technique specifically designed for the delivery of enjoyable, high quality audio and video messages. Customers' video files are dynamically balanced to provide high quality video and audio, full audio/video synchronization and flexible encoding rates to match specific requirements.

STRATEGIC ALLIANCE WITH NBC MULTIMEDIA

     In October 1997 the Company entered into a strategic alliance with NBC Multimedia. Pursuant to the strategic alliance, the Company became the exclusive provider of technology and services for the distribution of certain NBC entertainment audio/video content by means of NBC Web sites on the Internet. Under the Strategic Alliance Agreement between the Company and NBC Multimedia, the Company will store NBC entertainment audio/video content on the InterVU Network servers and transmit this content to users via the Internet in response to requests from end-users.

    NBC Multimedia has agreed to use commercially reasonable efforts to promote the Company and the InterVU Network in connection with Internet advertising promotions involving the Company's dissemination of NBC entertainment audio/video content. NBC Multimedia has reserved the right to determine, in its reasonable discretion, when such promotion of the Company is appropriate. The Company has agreed to include in the Company's EyeQ multimedia manager an "NBC" icon that links end-users to the NBC Web site. The Company and NBC Multimedia also have agreed to place links on their Web sites connecting end-users with the other party's site. In addition, NBC Multimedia has agreed to use commercially reasonable efforts to introduce the Company to the television stations associated with the NBC Television Network and to refer other programming opportunities for the Internet to the Company, all to the extent that NBC Multimedia reasonably deems appropriate. NBC Multimedia would receive a 10% commission for each such referral.

     Under the Strategic Alliance Agreement, the Company will receive 30% of NBC's net revenues from advertisements on a new area to be placed on the "NBC.com" Web site that will contain, among other things, the NBC audio/video content (the "Revenue Sharing Area"). If NBC receives advertising space or other barter in return for placing advertisements in the Revenue Sharing Area, NBC will allocate 30% of bartered advertising space to InterVU or make available an equivalent amount of space on one or more Internet sites controlled by NBC. NBC

Multimedia may opt out of revenue sharing by paying for the Company's video delivery services at rates at least as favorable as the most favorable rates offered by the Company to third parties, other than special promotional rates. NBC Multimedia will reimburse the Company for the costs incurred by the Company in connection with the delivery of audio/video content, provided that NBC Multimedia will not reimburse the Company for any costs in excess of $10,000 per month that it has not expressly approved.

     The Strategic Alliance Agreement provides for an exclusive term of two years that will automatically extend to four years if certain cost and revenue goals to be mutually agreed upon in the future are established and met. The Company's exclusive rights to deliver NBC content from NBC Web sites do not apply to sports, news or other non-entertainment programs, nor do they apply to video clips of less than five seconds in length. NBC Multimedia also has reserved the right to permit other companies to distribute NBC video content from Web sites and areas not controlled by NBC.

    As consideration for the strategic alliance, the Company issued to NBC 1,280,000 shares of the Company's Series G Preferred pursuant to the Preferred Stock Purchase Agreement (the "Purchase Agreement"). These shares represented approximately 10% of the Company's outstanding capital stock prior to the Company's initial public offering in November 1997 (the "IPO"). The Company has granted NBC rights to include shares of Common Stock issuable upon conversion of the Series G Preferred in certain future registrations of the Company's Common Stock, as well as the right to demand on one occasion only that the Company register such shares of Common Stock after the Company becomes eligible to use Form S-3 under the Act. NBC has agreed that neither it, nor its affiliates, will acquire or seek to acquire any of the Company's securities for a period of one year from October 10, 1997, the date of the Purchase Agreement.

    NBC Multimedia purchased, in a direct offering concurrent with the IPO, 210,526 shares of the Company's Common Stock for $2,000,000 (the "Direct Offering"). After the consummation of the IPO and the Direct Offering, NBC Multimedia and NBC together own approximately 10.8% of the outstanding shares of capital stock of the Company.

    The Company is obligated to pay to NBC Multimedia a total of $2,000,000 in a series of non-refundable payments over the three calendar quarters following the Direct Offering (the "Prepayments") as payment for the costs of producing and operating the Revenue Sharing Area (the "Production Costs") and the costs of advertising and promotions to be placed by the Company on Web sites controlled by NBC ("InterVU Advertising"). The first payment in the amount of $750,000 was paid upon the completion of the Direct Offering. Production costs may include, but shall not be limited to, costs related to NBC Multimedia's personnel costs, out-of-pocket costs, costs for content needed for the Revenue Sharing Area, reasonable allocated overhead costs and a management fee to be paid to NBC in return for its services equal to 20% of all production and operating costs. The Company would be charged for InterVU Advertising at NBC Multimedia's customary rates and would be responsible for the expenses related to placing the advertising on the designated Web site. The Company would not be permitted to post InterVU Advertising at any time that advertising space were unavailable or if all of the amounts paid by the Company to NBC already had been allocated to Production Costs.

     During the exclusive term, NBC Multimedia may terminate the Strategic Alliance Agreement without cause by giving 90 days written notice to the Company and returning 600,000 shares of Series G Preferred or the shares of Common Stock into which they would be convertible if the termination occurs at any other time during the first two years of the agreement. NBC Multimedia would not be required to return any shares upon exercise of its early termination right until the Company had made all of the required Prepayments described above. Upon a material breach by NBC Multimedia, the Company would be entitled to terminate the Strategic Alliance Agreement and NBC Multimedia would be required to return the same portion of the shares as if NBC Multimedia had exercised its early termination right. Upon a material breach by the Company, NBC Multimedia could terminate the Strategic Alliance Agreement with no obligation to return shares. In no event shall NBC Multimedia be required to refund any of the Prepayments.

MARKETING AND SALES

  Marketing Strategy

     The Company's marketing strategy is to position InterVU as a leading Internet company providing video delivery services. The Company employs a full-service approach to marketing which focuses on Internet video delivery from a network rather than from one delivery site or Internet backbone. Additionally, by offering a full-service approach, the Company presents Web site owners and advertisers with the opportunity to not only forego their own capital and fixed cost investments in new technologies, but to be placed in the continuum of receiving the Company's most current enhancements as they become available. The Company employs a mix of techniques including advertising, trade show involvement, the InterVU Web site, various marketing and sales materials and Internet promotions to market the Company's services. The Company has identified five target markets for its services: (i) content providers (Web site owners),
(ii) advertisers, (iii) advertising agencies, (iv) Web site developers and (v) Internet service providers.

     Content Providers. One of the Company's primary markets is delivering video for content providers such as Web site owners. The Company believes that video can be successfully employed by content providers to increase Web site promotional effectiveness to consumers. In addition, the Company gives its customers the ability to reach end-users almost without regard to the video player software used by such end-users. The Company's All Eyes technology intelligently determines which of a number of digital video formats will be compatible with a particular end-user's video player software and sends the content provider's video presentation to the end user in the appropriate format.

     The Company believes its approach to video delivery appeals to content providers because the Company eliminates the need for content providers to purchase software servers, hardware servers or communication bandwidth. The Company also gives Web site owners the ability to deliver video without first acquiring digital video expertise. The Company can create a digital video presentation from an analog video tape or provide remote on-site encoding services for live broadcasts. In addition, the Company allows Web site owners to experiment with using video because the Company typically charges only for video delivered, thereby obviating the need for Web site owners to make a commitment to delivering video before they have an opportunity to gauge end-user response.

    Advertisers. The Company believes that Internet advertisements that include video will be entertaining to consumers and, as a result, valuable to advertisers. The Company's V-Banners automatically display a small video presentation in a portion of the banner when an end-user visits a Web page. The Company believes its V-Banners are especially appealing to advertisers because consumers with video player capability need not take any affirmative steps to view the video or wait for it to download. Moreover, the Company believes that many of the advantages the Company offers to Web site owners also apply to advertisers. Advertisers can use video on their Internet advertisements without having to learn how to work with video delivery technologies and without burdening their servers or those of their host Web site with video.

     Advertising Agencies. The Company has begun to establish relationships with certain major advertising agencies, including Saatchi & Saatchi, Foote Cone & Belding and Think New Ideas, and specialized Internet advertising agencies, which primarily provide advertising banners, in an effort to make advertisers more aware of the services the Company offers. The Company believes that advertising agencies will want to market themselves and the Company to advertisers by incorporating Internet video promotions into their media proposals to clients. In January 1998, the Company entered into a three-year strategic alliance with MatchLogic, Inc. ( the "MatchLogic Alliance"), an online advertising management firm. The MatchLogic Alliance will combine MatchLogic's proprietary targeting technology with InterVU's multimedia advertising capabilities.

     Web Site Developers. The Company's approach to video delivery allows Web site developers to add video to Web pages without the need for extensive video delivery expertise. The Company manages encoding, recommends codecs compatible with customers' needs and handles distribution. As a result, Web site developers that work with the Company can offer a broader range of services to their customers without investing time and money into learning and applying video delivery technologies.

     Internet Service Providers. The Company established nonexclusive promotional agreements with nine Internet service providers (UUNET, Bell Technology Group, TCG Cerfnet, DIGEX, Exodus, GTE, GlobalCenter, IXL and SuperNet) pursuant to which the service providers may market their performance (as verified by the Fast Track Network Analyzer results) and the Company's integration of their infrastructures into the InterVU Network.

  Sales Strategy

     The Company's sales strategy is to attract and retain Web site owners with significant video delivery volume requirements in the entertainment, information/education, advertising and sales promotions and Internet video product sales industries. The Company currently has targeted the entertainment industry, specifically cable TV, broadcast programmers and sports leagues, advertising agencies and major advertisers as primary customer groups. The Company believes that cable TV and broadcast programmers in particular currently
(i) have the best understanding of the InterVU Network capability, (ii) are dedicated to achieving differentiation in their Web site offerings by delivering video that they have developed or otherwise possess, (iii) are in a position to quickly expand their video delivery volumes once they are satisfied with delivery results and (iv) serve as highly credible references for the Company. The Company's sales force also has begun actively to promote its V-Banners to advertisers and advertising agencies.

  VUTOPIA Service

     Although InterVU currently provides global delivery of video messages, the Company intends to introduce a complementary, more distributed regional service (the "VUTOPIA Service") which the Company believes will be an attractive vehicle for the delivery of localized content. The VUTOPIA Service will utilize the existing InterVU Network to offer faster delivery of high quality video messages and is designed to include a home channel specifically tailored to individual markets which will allow Web site owners to target their video programs to specific market areas. VUTOPIA Service will allow the Company's customers to obtain further enhancements in video delivery speed and incur lower delivery costs relative to global delivery rates.

     The VUTOPIA Service will utilize the Company's Virtual URL technology which re-directs each viewer's mouse click request for video messages to regionally distributed servers which are expected to be located directly at the viewer's dial up point or POP. By hosting content on multiple distributed servers located at various POPs, the Company intends to deliver video messages over local access lines, thereby eliminating Internet bandwidth charges and avoiding other Internet congestion challenges. The Company is currently testing the VUTOPIA Service with a cable provider and a cellular service provider.

COMPETITION

     The market for Internet services is highly competitive, and the Company expects competition to increase significantly. In addition, the Company expects the market for the delivery of video over the Internet, to the extent it develops, to be intensely competitive. The Company faces substantial competition from companies that provide the hardware, digital video encoding software and know-how necessary to allow Web site owners and advertisers to utilize video in their Internet marketing and advertising activities. Several companies offer services that compete or may compete with those offered by the Company, including, among others, RealNetworks, Inc. (formerly Progressive Networks, Inc.) (RealVideo), VDOnet Corp. (VDOLive), and VXtreme, Inc. (Web Theater), AudioNet Inc. (AudioNet) and At Home Corporation (@Home Experience). In August 1997, RealNetworks and MCI Communications Corporation ("MCI") announced a strategic alliance involving the introduction of a service, called "RealNetwork," that will deliver audio and video broadcasts over the Internet. The RealNetwork will reportedly permit end-users to simultaneously receive video broadcasts by distributing copies of digital video programs to multiple points on MCI's Internet backbone. The strategic alliance between RealNetworks and MCI appears to be a service-based marketing strategy similar to that being implemented by the Company. In addition, Microsoft Corporation ("Microsoft") has made significant investments in Internet video delivery technologies and has disclosed a multimedia strategy of broadening the market for video compression solutions. In August 1997, Microsoft announced (i) the release of its NetShow
2.0 multimedia server which incorporates technology for video and audio delivery over the Internet and corporate intranets, (ii) an agreement with leading video compression software companies, including Progressive Networks and VDOnet Corp., to cooperate in defining future standards based on the Microsoft Active Streaming Format and (iii) the acquisition of VXtreme, Inc. Microsoft also holds significant equity positions in RealNetworks and VDOnet Corp. In addition, as was the case with VXtreme, Inc., RealNetworks and VDOnet Corp., providers of Internet delivery video services may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies, such as Microsoft and MCI. Greater competition resulting from such relationships could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

     The bases of competition in markets for video delivery include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition, number of end users directed to client websites ("Traffic Flow") and operating experience. The Company believes that it compares favorably with its competitors with respect to each of these factors, except brand recognition, Traffic Flow and operating experience, all of which have been limited as a result of the Company's early stage of development. Many of the Company's competitors and potential competitors have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition and/or more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The market for the Company's services is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company believes that it can continue to improve its existing technologies and services as well as develop new technologies and services. The Company develops most of its technologies in house and maintains a highly trained research and development staff that designs and develops InterVU's new services. The Company had research and development expenses of $33,000, $1.4 million and $1.7 million for the period from August 2, 1995 (Inception) to December 31, 1995, and the years ended December 31, 1996 and 1997, respectively. The Company's primary objectives are to develop and maintain the Company's position in Internet video delivery by being at the forefront of product and services development. Additionally, the Company seeks to incorporate customer preferences identified by InterVU's marketing and sales groups into development plans. The Company attempts to integrate new enhancements into the Company's existing services. These enhancements include extending the reach of InterVU's video delivery, reducing the cost per megabyte of video delivered, developing new methods of scaling existing services to changing client demands, and increasing the robustness and reliability of all software and components created by InterVU.

INTELLECTUAL PROPERTY

     The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. In addition, the Company has filed seven United States patent applications and four international patent applications and is in the process of preparing additional patent applications with respect to its technology. There can be no assurance that any patent will issue from these applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Failure of any patents to provide protection to the Company's technology may make it easier for the Company's competitors to offer technology equivalent or superior to the Company's technology. The Company also generally enters into confidentiality and non-disclosure agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, or to develop similar technology independently. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's intellectual property rights or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that, due to the rapid pace of technological innovation for Internet products and services the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology.

EMPLOYEES

     As of February 28, 1998, the Company employed 44 full-time and three part-time people, of whom 30 were employed in research and development, twelve were employed in sales and marketing and five were employed in administration. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good. The Company's ability to achieve its financial and operational objectives depends in large part upon the continued service of its senior management and key technical personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in the Company's industry is intense, particularly in software development, network engineering and product management personnel.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     An investment in shares of the Company's Common Stock is speculative in nature and involves a high degree of risk. The following factors should be considered carefully in evaluating the Company and its business before purchasing shares of Common Stock. The Company's actual results could differ materially from those discussed in certain forward-looking statements made by the Company from time to time as a result of certain factors, including, but not limited to, those discussed below.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

     The Company was incorporated in August 1995 and launched the InterVU Network in December 1996. The Company has a limited operating history on which to base an evaluation of its business and prospects and currently is considered a development stage company. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the delivery of video over the Internet. Such risks for the Company include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Since inception, the Company has incurred significant losses and, as of December 31, 1997, the Company had an accumulated deficit of approximately $7.6 million. To date, the Company has not generated any significant revenues and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis through at least the end of fiscal 1998 and for the foreseeable future thereafter. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability. The

Company had federal and California tax net operating loss carryforwards at December 31, 1997 of approximately $7.1 million. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carry forwards of approximately $171,000 and $96,000, respectively, which will begin to expire in 2011 and 2010, respectively unless previously utilized. The utilization of these losses is contingent upon the Company's ability to generate taxable income in the future. Because of that uncertainty, management has recorded a full valuation allowance with respect to these deferred tax assets.

     As consideration for the strategic alliance between the Company and NBC Multimedia, Inc. ("NBC Multimedia"), a wholly owned subsidiary of National Broadcasting Company, Inc. ("NBC"), the Company issued 1,280,000 shares of Series G Convertible Preferred Stock ("Series G Preferred") to NBC, and NBC Multimedia granted the Company exclusive rights to deliver most NBC audio/video content from NBC Web sites. NBC Multimedia may terminate the Strategic Alliance Agreement between the Company and NBC Multimedia without cause by giving 90 days prior written notice and is required to return 600,000 shares of Series G Preferred (or shares of Common Stock into which the such shares may in the future be converted) if the termination occurs during the first two years of the exclusive term of the Strategic Alliance Agreement. Notwithstanding the foregoing, NBC Multimedia is not required to return any such shares until it has received from the Company the $2.0 million of non-refundable payments described below under "Risks Associated with Strategic Alliance with NBC Multimedia." The Company will determine the fair value of the Series G Preferred issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G Preferred upon termination of the Strategic Alliance Agreement lapse. Based on these provisions, in January 1998, the Company charged $3,375,580 to expense for the fair value of 680,000 shares of Series G Preferred and expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred to expense in the quarter ending December 31, 1999. Should the Company renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G Preferred (or Common Stock, as the case may be), the Company would expense the fair value of the shares at that time. The Company believes that the fair value of each share of Series G Preferred will roughly approximate the price per share at which the Common Stock is then trading, multiplied by the .6298 conversion ratio applicable to the Series G Preferred. These noncash charges are likely to be substantial and are likely to have a material adverse impact on the Company's results of operations in the periods such expenses are recognized.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNPREDICTABILITY OF FUTURE REVENUES

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include the future adoption rate of video content by Web site owners; the Company's ability to retain existing customers (including, in particular, NBC), attract new customers at a steady rate and maintain customer satisfaction; the level of use of the Internet and the growth of the market for video advertising on the Internet; the amount and timing of costs and expenditures relating to the expansion of the Company's business; the introduction or announcement of new Internet services by the Company and its competitors; price competition or pricing changes in the Internet, cable and telecommunications industries; technical difficulties or network downtime; general economic conditions; and economic conditions specific to the Internet, Internet media, corporate intranet and cable industries. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. In addition, the Company plans to increase operating expenses to fund additional sales and marketing, research and development and general and administrative activities. To the extent that these expenses are not accompanied by an increase in revenues, the Company would have to decrease or cease such expenditures or the Company's operating results and financial condition could be materially adversely affected. Due to all of the foregoing factors, it is possible that the Company's operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors.

UNPROVEN ACCEPTANCE OF THE COMPANY'S FEE STRUCTURE

     The Company's business plan calls for it to generate revenues primarily from fees charged to customers for the volume of video content delivered. To date, however, the Company has generated most of its revenues from flat rate monthly fees charged to customers based upon video delivery and encoding services. In addition, certain of the Company's Web site customers have traded advertising space on their Web pages for video delivery services provided by the Company. Although monthly fees charged by the Company typically are based on estimates of the amounts such customers would pay under the pay-per-delivery approach, flat rate billing exposes the Company to the risk that end-users will download customers' video content at higher-than-anticipated rates, causing the Company to incur bandwidth expenses in excess of revenues. Likewise, trading video delivery services for advertising space exposes the Company to the risk that it will not generate sufficient proceeds from sales of advertising to cover its costs of supplying video delivery services. The Company does not currently have the expertise or staffing necessary to liquidate significant amounts of Internet advertising inventory through the direct sale of advertising to clients or the sale of advertising space to a reseller of such space, and there can be no assurance that the Company will develop such expertise and staffing or that the Company will establish a strategic relationship with a company having such capacities. There can be no assurance that the Company's pay-per-delivery fee structure will become widely accepted by Web site owners and advertisers, and the failure of the Company to successfully implement its pay-per-delivery fee structure or a profitable monthly fee equivalent would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

UNCERTAIN MARKET FOR THE COMPANY'S SPECIALIZED SERVICES

     Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. The Company's success will depend in large part on the development and acceptance of the Internet as an advertising medium and, specifically, the use of advertising and Web sites which incorporate video. There can be no assurance that a market for Internet video delivery services will develop or that any such market, if developed, will offer significant revenue opportunities for specialized video delivery service providers such as the Company. The Company's customers have only limited experience, if any, with the Internet as a marketing and advertising medium, and neither its customers nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based marketing and advertising activities in the past. In order for the Company to generate revenues from Web site owners and advertising customers, Web site owners, advertisers and advertising agencies must direct a portion of their budgets to Internet-based marketing and advertising activities which incorporate video. There can be no assurance that Web site owners, advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Internet-based marketing and advertising activities or, if so persuaded, that they will incorporate video in such marketing and advertising activities. The Company's services are highly specialized and designed solely to meet Web site owners' and advertisers' Internet video delivery needs. Accordingly, if Internet-based marketing and advertising activities incorporating video are not widely accepted by advertisers and advertising agencies, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

     The Company's ability to achieve and maintain a leadership position in the Internet video delivery market will depend, among other things, on the Company's success in providing high-speed, high-quality video over the Internet, the Company's marketing efforts and the reliability of the Company's networks and services, none of which can be assured. If Web site owners and advertisers do not perceive the Company's services to be of high quality, or if the Company introduces new services or enters into new business ventures that are not favorably received, the Company's business, prospects, financial condition and results of operations would be materially adversely affected. Moreover, even if a significant market for video delivery services develops, there can be no assurance that Web site owners and advertisers will retain the Company to provide video delivery services. Because of the specialized nature of the Company's services, the absence of a market for video delivery services, or the Company's failure to obtain a significant share of such market if it develops, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     In order to attract early customers and achieve penetration of the market for Internet video delivery, the Company initially provided up to 90 days of free trial service to certain customers. Of the 20 customers who received such discounts, all such customers have emerged from the free trial period, 16 have continued using the

Company's services and four customers discontinued the Company's services. There can be no assurance that the Company's customers will continue to utilize the Company's services or that the Company will be able to attract and retain new customers. The failure of the Company to retain customers after the free trial period or the inability of the Company to attract and retain new customers could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RISKS ASSOCIATED WITH STRATEGIC ALLIANCE WITH NBC MULTIMEDIA

     As part of the Company's strategy to provide video delivery services to the top tier of Internet multimedia content sites, in October 1997 the Company entered into the Strategic Alliance Agreement with NBC Multimedia. The terms of the Strategic Alliance Agreement subject the Company to a number of risks and uncertainties, including the following:

     Issuance of Stock. As consideration for the strategic alliance, the Company issued 1,280,000 shares of Series G Preferred to NBC pursuant to the terms of a Preferred Stock Purchase Agreement among the Company, NBC and NBC Multimedia (the "Series G Purchase Agreement"). No cash consideration was received by the Company for the Series G Preferred. In addition, the Series G Purchase Agreement granted NBC Multimedia the right to purchase $2.0 million of Common Stock at the initial public offering price in a direct offering (the "Direct Offering"), and NBC Multimedia exercised this right. In aggregate, NBC and NBC Multimedia hold approximately 10.8% of the Company's Common Stock and Common Stock equivalents, at December 31, 1997.

     InterVU Payment Obligations. InterVU is fully obligated to pay to NBC Multimedia a total of $2.0 million in a series of non-refundable payments (the "Prepayments"), the first of which was in the amount of $750,000 and was paid immediately upon the completion of the Direct Offering. The Prepayments are designed to cover certain production, operational and promotional costs. If the Strategic Alliance Agreement is terminated for any reason, all unpaid Prepayments become immediately due and payable to NBC. There can be no assurance that NBC Multimedia will not terminate the Strategic Alliance Agreement, with or without cause. The termination of the Strategic Alliance Agreement would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "NBC Multimedia's Termination Rights" below.

     Broad Discretionary Powers of NBC Multimedia. The Strategic Alliance Agreement provides NBC Multimedia with broad discretion in a number of areas, including (i) the determination of what materials and content will be made available for downloading through the InterVU Network, (ii) the promotional obligations of NBC Multimedia and (iii) the obligation of NBC Multimedia to introduce the Company to television stations associated with the NBC television network. The failure of NBC Multimedia to make a significant amount of compelling material available for downloading through the InterVU Network and to promote the Company and its Internet video delivery services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Limited Nature of Exclusive Rights. The Strategic Alliance Agreement provides that, subject to certain exceptions, during the Exclusive Term (as defined below), NBC Multimedia will not make available for transmission over the Internet any entertainment (i.e., excluding sports, news and other non-entertainment programming) audio/video content in any format to users via a Web site operated or controlled by NBC ("NBC Internet Sites") other than pursuant to the Strategic Alliance Agreement. The Strategic Alliance Agreement expressly excludes from this provision audio/video content of less than five seconds in length. In addition, NBC Multimedia is not restricted from making such audio/video content available on any Internet site that is not an NBC Internet Site. There can be no assurance that NBC Multimedia will not make its audio/video content available on other Internet sites. A determination by NBC Multimedia to make its audio/video content available on other Internet sites could have a material adverse effect on the amount of revenues generated pursuant to the Strategic Alliance Agreement and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     The Exclusive Term is defined as the period commencing on October 10, 1997 and ending on October 10, 1999; provided that if certain mutually agreed cost and revenue goals are established and met, then the Exclusive Term shall be automatically extended until October 10, 2001. Although the Strategic Alliance Agreement provides that the parties shall meet and consult with one another in good faith and shall make good faith efforts to determine such cost and revenue goals on or before October 10, 1998, there can be no assurance that the Company and NBC Multimedia will be able to establish such mutually agreeable cost and revenue goals. The failure of the Company and NBC Multimedia to reach an agreement on this issue could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     NBC Multimedia's Termination Rights. During the Exclusive Term, NBC Multimedia may terminate the Strategic Alliance Agreement without cause by giving 90 days prior written notice to the Company. NBC Multimedia also has the right to terminate the Strategic Alliance Agreement if, among other things, the services provided by the Company pursuant to such agreement materially decline below industry standards or fail to conform to the specifications set forth in the Strategic Alliance Agreement and the Company is unable to cure such failure within ten days of its receipt of notice. The Strategic Alliance Agreement requires the Company to maintain a successful user connection rate of at least 98%. The failure to maintain such a connection rate could be deemed to be a material breach by the Company of the Strategic Alliance Agreement, giving NBC Multimedia the right to terminate the Strategic Alliance Agreement for cause. Although the Company expects to maintain the required connection rate, there can be no assurance that the Company can do so. The Company has represented to NBC Multimedia in the Strategic Alliance Agreement that it will not use the InterVU Network in connection with the encoding or distribution of adult video content. Any such activity would constitute a breach of that representation and warranty and could result in a determination by NBC Multimedia to terminate the Strategic Alliance Agreement for cause. The termination of the Strategic Alliance Agreement, or the announcement of an intent to terminate, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Among other things, any such termination or announcement of an intent to terminate could cause other customers of the Company, especially NBC television affiliates then using the Company's video delivery services, if any, to terminate their relationship with the Company and would also have a negative impact on the Company's reputation in the market for Internet video delivery services, which would have a material adverse effect on the Company's ability to market its services to Web site owners and advertisers.

     If NBC Multimedia terminates the Strategic Alliance Agreement without cause during the first two years of the Exclusive Term, then NBC or NBC Multimedia would be required to return to the Company 600,000 shares of the Company's Series G Preferred (or the shares of Common Stock into which such shares may in the future be converted) if the termination occurs at any time during the first two years of the Exclusive Term; provided that NBC or NBC Multimedia would not be required to return any shares until the Company had made the $2.0 million of Prepayments. NBC Multimedia is not obligated to return any shares to the Company if the Strategic Alliance Agreement is terminated by NBC Multimedia for cause.

     Limited Nature of Revenue Sharing Rights. The Strategic Alliance Agreement provides for the establishment of a new "area" (the "Revenue Sharing Area") to be created and placed by NBC Multimedia on its Web site to allow, among other things, the distribution of NBC audio/video clips and the promotion of the business relationship between the Company and NBC Multimedia. The Company is entitled to receive 30% of the actual NBC cash receipts, if any, from advertising, transactions and subscriptions directly attributable to any Revenue Sharing Area less certain costs and expenses associated with the Revenue Sharing Area. Since no Revenue Sharing Areas have yet been established, no revenues have been generated. There can be no assurance that any revenues will be generated by the Revenue Sharing Area. In addition, the Strategic Alliance Agreement permits NBC Multimedia to opt out of its 30% revenue sharing obligation by paying for the Company's video delivery services at rates at least as favorable as the most favorable rates offered by the Company to third parties, other than special promotional rates. NBC Multimedia would have an incentive to exercise its right to opt out of the revenue sharing obligation if the costs to NBC Multimedia of sharing revenue exceed the amount that NBC Multimedia would be required to pay the Company based on its most favorable video delivery rates.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance and development will depend, in large part, upon the efforts and abilities of certain members of senior management, including Harry E. Gruber, its Chief Executive Officer and Chairman of the Board, and Brian Kenner, its Vice President and Chief Technology Officer. The loss of service of one or more members of senior management could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company does not have employment agreements with any of its officers or employees. The Company, however, has obtained a key man life insurance policy on the life of Mr. Kenner in the amount of $1.0 million, of which the Company is the sole beneficiary. The Company does not have key man life insurance on Dr. Gruber. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, motivate, train and retain other highly skilled managerial, financial, engineering, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in identifying, attracting, motivating, training and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

     The future of the Internet as a center for information exchange, advertising, entertainment and commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and businesses, and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information, advertising, entertainment and commerce is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to support user interest.

     Moreover, critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. Any failure of the Internet to support the ever-increasing number of users due to inadequate infrastructure, or otherwise, could materially and adversely affect the acceptance of the Company's products and services which would, in turn, materially and adversely affect the Company's business, prospects, financial condition and results of operations.

RISKS OF TECHNOLOGICAL CHANGE

     The markets for Internet services are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of Internet products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of the InterVU Network and the Company's customer service, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. There can be no assurance that the Company will be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance similar to the Company's current offerings. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require substantial expenditures by the Company to modify or adapt its video delivery service and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, new services or enhancements offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

SECURITY RISKS

     Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet Service Providers ("ISPs") and On-line Service Providers ("OSPs") have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Although the Company intends to continue to implement industry-standard security measures, industry-standard security measures have been circumvented in the past, and there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to the Company's customers and end-users, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RISKS OF ENCODING AND DISTRIBUTING ADULT VIDEO CONTENT

     While the Company does not currently provide its services to Web sites that host adult videos, the Company may in the future provide services to such sites. In determining whether to encode and/or deliver adult video content through the InterVU Network, the Company intends to take into account the overall costs of providing such services, including the potential adverse impact on its strategic alliance with NBC Multimedia and other possible negative reaction from its existing and potential Web site and advertising customers. The Company has represented to NBC Multimedia in its Strategic Alliance Agreement that it will not use the InterVU Network in connection with the encoding or distribution of adult video content. Any such activity would constitute a breach of that representation and warranty and could result in a determination by NBC Multimedia to terminate the Strategic Alliance Agreement. The Company could also be exposed to liability for encoding and hosting adult content deemed to be indecent or obscene. Although the United States Supreme Court has upheld lower court decisions declaring the anti-indecency provisions of the Telecommunications Act of 1996 unconstitutional, the law relating to liability for transmitting obscene or indecent material over the Internet remains unsettled.

     The loss of customers as a result of the Company's becoming associated with adult Web sites could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Such association could result even if the Company does not use the InterVU Network in connection with the encoding or distribution of adult video content. For example, if an end-user utilizing an Internet browser attempts to view an adult video and such end-user does not have the necessary software, or "plug-in," he or she will automatically be directed to the browser's plug-in finder page which lists the particular plug-ins, including the InterVU Player, that can display the video. If the InterVU Player is selected by the end-user, or if the end-user has already installed the InterVU Player, the adult video will be presented within the InterVU Player and with the InterVU name displayed.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then current market value of the Common Stock. The provisions also may inhibit increases in the market price of the Common Stock that could result from takeover attempts. These provisions include a Board of Directors consisting of three classes; a limitation which permits only the Board of Directors, the Chairman or the President of the Company to call a special meeting of stockholders; a prohibition against the stockholders acting by written consent; and certain advance notice procedures for nominating candidates for election to the Board of Directors and for proposing business before a meeting of stockholders. Additionally, the Board of Directors of the Company, without further stockholder approval, may issue up to 3,720,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock may be issued quickly with terms which delay or prevent the change in control of the Company or make removal of management more difficult. Also, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of a substantial number of shares of Common Stock in the public market following the Offering could materially adversely affect the prevailing market price of the Company's Common Stock. The Company has 9,377,404 shares of Common Stock outstanding. The 2,000,000 shares offered in the IPO and the shares offered in the Direct Offering are freely tradeable under the Securities Act of 1933, as amended (the "Securities Act"), unless held by "affiliates" of the Company as defined in Rule 144 under the Securities Act. Of the remaining 7,166,878 shares of Common Stock, all will be eligible for sale under Rule 144 under the Securities Act, subject to certain volume and other limitations, following expiration of the nine-month lockup agreements with Josephthal, Lyon & Ross Incorporated ("Josephthal"). Josephthal may, in its sole discretion, and at any time without notice, release all or any portion of the shares subject to such lock-up agreements. In addition, the shares of Common Stock issuable upon conversion of the Series G Preferred will become eligible for public sale under Rule 144 in October 1998. The Company also intends to register on Form S-8 following the effective date of the Offering, a total of 1,889,400 shares of Common Stock reserved for issuance or subject to outstanding options granted under the Company's 1996 Stock Plan. The Company also sold to the Underwriters, for nominal consideration, Advisors' Warrants to purchase from the Company 200,000 shares of Common Stock. The Advisors' Warrants are initially exercisable at a price per share equal to 120% of the initial public offering price for a period of four years commencing one year after the date of this Prospectus and are restricted from sale, transfer, assignment or hypothecation for a period of twelve months from the date hereof, except to officers of the Representatives. The Advisors' Warrants also provide for adjustment in the number of shares of Common Stock issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Advisors' Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise of the Advisors' Warrants.

CONTROL BY EXISTING STOCKHOLDERS

     As of February 27, 1998, members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 42.1% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders may be able to elect all of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of the Common Stock.

MANAGEMENT'S DISCRETION OVER USE OF PROCEEDS OF THE OFFERING

     The Company expects to use the net proceeds of the Offering for expansion of sales and marketing efforts, additional research and development expenditures and general corporate purposes, including working capital and capital expenditures. In addition, the Company intends to use a portion of the net proceeds to fund obligations under its strategic alliance agreement with NBC Multimedia. The Company may, if an opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, the Company expects to evaluate potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition or investment. Accordingly, management will have significant flexibility in applying the net proceeds of the Offering. The failure of management to apply such funds effectively could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet.

However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of Internet markets may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of Internet use, which could, in turn, decrease the demand for the Company's services or increase the cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

REQUIREMENTS FOR ADDITIONAL CAPITAL

     The Company believes that the net proceeds from the Offering, together with its existing cash, cash equivalents, and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements through the end of 1998. However, the Company may need to raise substantial additional funds if its estimates of working capital and/or capital expenditures change or prove inaccurate or in order for the Company to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that the Company will require substantial additional funds to finance significant capital equipment expenditures and lease commitments for additional servers to expand the InterVU Network, as well as for product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to continue to develop new technologies and services or otherwise respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, prospects, financial condition and result of operations.

NO PRIOR TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats or new products or services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in Internet markets, changes in the market valuations of other Internet companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 2.  PROPERTIES

    The Company is headquartered in facilities consisting of approximately 7,800 square feet in Solana Beach, California, which the Company occupies under two leases and one sublease. Both leases expire in 1999 and the sublease is on a month to month basis. Additionally, the Company maintains a regional office in New York City consisting of approximately 520 square feet under a sublease which expires in 1999. The Company anticipates opening a select number of additional regional sales offices in the future to address the demand for its video delivery services. The Company is currently in negotiations to secure additional office space in San Diego County of up to 25,000 square feet. If such negotiations are successful the Company believes it will have sufficient space to meet the Company's space requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTER TO A VOTE OF THE SECURITY HOLDERS

    In November 1997, the Company submitted the following matters to a vote of the stockholders by means of a written consent of stockholder to all stockholders of record on October 31, 1997:

    1. To amend the restate the Company's certificate of incorporation to effect a reverse stock split wherein each share of Common Stock would be converted to
 .6298 of one share of validly issued, fully paid and nonassessable Common Stock.

    Votes were cast as follows:

    In favor          5,563,874 shares (78%)

    Opposed           none

    2. To amend and restate the Company's certificate of Incorporation to increase the number of shares of stock authorized for issuance to twenty five million (25,000,000), divided as follows: (i) twenty million (20,000,000) shares of Common Stock with a par value of $.001 per share and (ii) five million (5,000,000) shares of Preferred Stock with a par value of $.001 per share, of which one million two hundred eighty thousand were designated Series G Convertible Preferred Stock.

    Votes were cast as follows:

    In favor          5,563,874 shares (78%)

    Opposed           none

    3. To amend and restate the Certificate Incorporation to provide for a classified board of directors divided, as nearly as possible, into three equal classes.

    Votes were cast as follows:

    In favor          5,563,874 shares (78%)

    Opposed           none

    4. To approve a form of indemnification agreement to be entered into by and among the Company and its directors and officers.

    Votes were cast as follows:

    In favor          5,563,874 shares (78%)

    Opposed           none

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

    The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol ITVU. Trading of the Company's stock commenced on November 23, 1997. The following table represents the quarterly high and low sales prices of shares of common stock as reported by The Nasdaq Stock Market since the stock commenced trading.

                                                            High         Low
                                                           ------       -----
        Calendar 1997
        Fourth Quarter (November 23,1997 to
          December 31, 1997)                               10 1/4       8 1/8

        As of March 1, 1998, there were 127 holders of record of the Company's common stock.

USE OF PROCEEDS

    In August 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its IPO. The effective date of registration of the IPO was November 19, 1997, under Commission file No. 333-33521. The offering was managed by Josephthal Lyon & Ross and Cruttenden Roth and closed on November 23, 1997 after selling an aggregate of 2,210,526 shares of Common Stock in the IPO and Direct Offering. Expenses related to the IPO and Direct Offering incurred through December 31,1997 were as follows:


          Proceeds from IPO.....................................                $  19,000,000
          Proceeds from Direct Offering.........................                    2,000,000
                                                                                -------------
          TOTAL PROCEEDS........................................                   21,000,000

          Underwriters' Discount................................  $1,330,000
          Underwriter's advisor fee.............................     140,000
          Securities and Exchange Commission registration fee...       8,557
          NASD filing fee.......................................       2,625
          Nasdaq National Market listing fee....................      39,917
          Non-accountable expense allowance.....................     190,000
          Legal fees and expenses...............................     199,054
          Accounting fees and expenses..........................     190,800
          Printing and engraving expenses.......................     168,843
          Blue Sky fees and expenses............................      12,665
          Transfer agent and registrar fees.....................       3,131
          Miscellaneous.........................................     146,385
                                                                  ----------
            TOTAL OFFERING COSTS................................                    2,431,977
                                                                                -------------
          NET PROCEEDS..........................................                $  18,568,023
                                                                                =============

   Since completion of the IPO and Direct Offering in November 1997, the Company has used $1,322,062 of the proceeds in the following manner:

Prepayment to NBC Multimedia, an
  affiliate of the Company, for production,
  operating and advertising costs
  associated with certain NBC
  websites .....................................   $  750,000
Purchase of equipment and property .............      173,937
General and Administrative and
  working capital ..............................      151,214
Research and Development expenditures ..........      123,972
Sales & Marketing expenditures .................      122,939
                                                   ----------
Total proceeds used through December 31, 1997 ..   $1,322,062

   Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

    The Company has never declared dividends or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   On January 24, 1997, the Company sold an additional 13,500 shares of Series E Convertible Preferred Stock at $10 per share to various accredited individual investors for a total consideration of $135,000.

   On February 4, 1997, the Company sold an additional 49,650 shares of Series E Convertible Preferred Stock at $10 per share to various accredited individual investors for a total consideration of $496,500.

   On February 27, 1997, the Company sold an additional 47,350 shares of Series E Convertible Preferred Stock at $10 per share to various accredited individual investors for a total consideration of $473,500.

   On July 16, 1997, the Company sold an additional 677,498 shares of Series F Convertible Preferred Stock at $6 per share to various accredited individual investors for a total consideration of $4,064,988.

   On August 8, 1997, the Company sold an additional 44,166 shares of Series F Convertible Preferred Stock at $6 per share to various accredited individual investors for a total consideration of $264,996.

   In October 1997, the Company issued 1,280,000 shares of Series G Convertible Preferred Stock to NBC, an accredited institutional investor, for consideration consisting of NBC Multimedia's making the Company the exclusive provider of technology and services for the distribution of NBC's entertainment audio/visual content by means of the Internet.

   Underwriters were not retained in connection with the sale of any of the Company's currently outstanding securities. All sales were made in private placements to employees or directors of the Company or to accredited individual investors or accredited institutional investors. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act in connection with each of these transactions.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes in Item 8 - Financial Statements and Supplementary Data. The statement of operations data for the period from the date of August 2, 1995 (Inception) through December 31, 1995 and for the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors.

                       IN THOUSANDS EXCEPT PER SHARE DATA

                                              PERIOD FROM
                                            AUGUST 2, 1995                YEAR ENDED
                                              (INCEPTION)                 DECEMBER 31,
                                             TO DECEMBER 31,     -------------------------------
                                                  1995               1996               1997
                                              ------------       ------------       ------------
STATEMENT OF OPERATIONS DATA:
  Total revenues .......................         $  --           $         --       $        144
  Operating expenses:
     Research and development ..........            33                  1,420              1,703
     Selling, general and
     administrative ....................            16                    910              3,898
                                                 -----           ------------       ------------
  Total operating expenses .............            49                  2,330              5,601
                                                 -----           ------------       ------------
  Loss from operations .................           (49)                (2,330)            (5,457)
  Interest income ......................             3                     52                192
                                                 -----           ------------       ------------
  Net loss .............................         $ (46)          $     (2,278)      $     (5,265)
                                                 =====           ============       ============
  Pro forma net loss per share .........                         $       (.66)      $       (.90)
                                                                 ============       ============
  Shares used in computing pro
     forma net loss per share(1) .......                            3,440,931          5,822,594
                                                                 ============       ============

                                                       DECEMBER 31,
                                                   --------------------
                                                     1996        1997
                                                   --------    --------
BALANCE SHEET DATA:
  Cash and cash equivalents ................       $  2,508    $ 21,380
  Working capital ..........................          2,365      20,947
  Total assets .............................          2,776      22,130
  Long-term liabilities ....................             27           7
  Total stockholders'equity ................          2,597      21,532

----------

(1) See Note 1 of Notes to Financial Statements for an explanation of the number of shares used in computing pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption "Factors that May Affect Future Performance" Item 1. - Business.

OVERVIEW

     The Company was incorporated in August 1995 and launched the InterVU Network in December 1996. The Company began recognizing revenue during 1997 through the delivery of video content over the InterVU Network and the provision of related services to the Company's initial customers.

     The Company offers its services to Web site owners and advertisers for fees based on the volume of video content delivered, for flat fees based on estimates of video to be delivered or for a combination thereof. The Company expects to generate additional revenues in the future from selling advertising space on Web pages when Web site owners trade such space on their pages for video encoding and delivery services performed by the Company. The Company also generally charges its customers fees for encoding analog video into digital form for transmission over the Internet.

     The Company has incurred net losses in each fiscal period since its inception and, as of December 31, 1997, had an accumulated deficit of $7.6 million. To date, the Company has not generated any significant revenues, and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis through at least the end of fiscal 1998 and for the foreseeable future thereafter. The Company is in the early stages of executing its business model, and the profit potential of the Company's fee based model for the delivery of video content or advertising is unproven in the Internet industry. Because its success is dependent on the growth of the video market on the Internet, as well as the growth of the Internet industry, the Company must, among other things, develop services that are widely accepted by Web site owners, advertisers and end-users at prices that will yield a profit. There can be no assurance that the Company's services will achieve broad commercial or consumer acceptance. See Item 1. - Business "Factors that May Affect Future Performance -- Limited Operating History; Accumulated Deficit; Anticipated Losses," "-- Potential Fluctuations in Quarterly Operating Results; Unpredictability of Future Revenues," "-- Unproven Acceptance of the Company's Fee Structure" and "-- Uncertain Market for the Company's Specialized Services."

   As consideration for the strategic alliance with NBC Multimedia, the Company issued 1,280,000 shares of Series G Preferred to NBC, and NBC Multimedia granted the Company exclusive rights to deliver most NBC audio/video content from NBC Web sites. NBC Multimedia may terminate the Strategic Alliance Agreement between the Company and NBC Multimedia without cause by giving 90 days prior written notice and, following the completion of the Offering, is required to return (i) all shares of Series G Preferred (or the shares of Common Stock into which such shares may in the future be converted) if termination occurs prior to January 10, 1998 and NBC Multimedia has not, at a minimum, displayed a button or link containing a copy of the Company's logo on the NBC Web site or (ii) 600,000 shares of Series G Preferred (or Common Stock, as the case may be) if the termination occurs at any other time during the first two years of the exclusive term of the Strategic Alliance Agreement. Notwithstanding the foregoing, NBC Multimedia is not required to return any such shares until it has received from the Company the $2.0 million of non-refundable payments described below under "-- Liquidity and Capital Resources." The Company will determine the fair value of the Series G Preferred issued to NBC on the dates the requirements that

NBC return some or all of the shares of Series G Preferred upon termination of the Strategic Alliance Agreement lapse. Based on these provisions, the Company has charged to expense in January 1998 for the fair value of 680,000 shares of Series G Preferred in the amount of $3,375,580, and expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred to expense in the quarter ending December 31, 1999. Should the Company renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G Preferred (or Common Stock, as the case may be), the Company would expense the fair value of the shares at that time. The Company believes that the fair value of each share of Series G Preferred will roughly approximate the price per share at which the Common Stock is then trading, multiplied by the .6298 conversion ratio applicable to the Series G Preferred. These noncash charges are likely to be substantial and are likely to have a material adverse impact on the Company's results of operations in the periods such expenses are recognized.

     The Company's economic model is predicated upon achieving significant economies of scale relative to variable and, to a lesser extent, fixed telecommunications costs. The Company has developed a series of software tools and a software system to analyze Internet performance, specifically related to congestion points on the Internet. The Company's operating strategy is to reduce the number of congestion points experienced by end-users through the redirection of an individual's request for video content to the optimal server location. To date, the Company has contracted for telecommunications capacity and services primarily from major Internet Service Providers ("ISPs"). It is the Company's intention to continue to contract with selected ISPs in the future for Internet services as well as to procure and install selected servers over a variety of Internet backbones and regional POPs. In addition, the Company may incur significant capital equipment expenditures and lease commitments for additional servers to expand the InterVU Network, although these expenditures would be less significant than those required of ISPs. The amount and timing of such expenditures will depend upon the level of demand for the Company's services. The Company believes that as customer adoption rates for the Company's service increases, the corresponding levels of video delivery volumes will allow the Company to generate economies of scale relative to the expenses it incurs with ISPs as well as the expenses emanating from the maintenance and amortization of its servers. To the extent that such economies of scale are not realized, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

RESULTS OF OPERATIONS

     The financial results for the period from August 2, 1995 (Inception) to December 31, 1997 reflect the Company's initial organizational efforts, research and development activities, capital raising activities and initial deployment of the Company's video delivery service. The Company believes that its limited operating history makes prediction of future results of operations difficult and, accordingly, that its operating results should not be relied upon as an indication of future performance. The Company began to recognize revenue during the 1997 and as such, the Company believes that any comparison of the results of operations for the period from August 2, 1995 (Inception) to December 31, 1995 with the results for the twelve months ended December 31, 1996 and 1997 is not meaningful.

     Total revenues consist of fees for delivery of video content over the InterVU Network and related customer services. Revenues from fees from video delivery are recognized at the time of delivery. Revenues from related customer services are recognized during the period in which services are provided. Total revenues were $143,500 for 1997, most of which was derived from delivery fees and customer services provided to the Company's initial customers. In order to attract early customers and achieve penetration of the market for Internet video delivery, the Company initially provided up to 90 days of free trial service to certain customers. Of the 20 customers who received such discounts, all such customers have emerged from the free trial period, 16 have continued using the Company's services and four customers discontinued the Company's services. There can be no assurance that the Company's customers will continue to utilize the Company's services or that the Company will be able to attract and retain new customers. The Company is not currently offering free trial services and has gained 20 new customers for its video hosting and V-Banner services since August 1997. The Company may elect to resume this or other sales practices in the future if it determines they are warranted.

     Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated costs of facilities, and the depreciation and amortization of capital equipment. Research and development expenses for the years ended December 31, 1996 and 1997 were $1.4 million, and $1.7 million, respectively. The increase in expenses was attributable to the increase in personnel and related expenses. Research and development expenses to date have focused in three areas: the development of software tools and enabling platforms for the distribution of video content, the development of tools to analyze Internet performance to subsequently redirect individual end users to optimal servers, and the development of new media player software. Research and development expenses have been expensed as incurred.

     Selling, general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. Also included are costs the Company incurs for Internet access and telecommunications transport costs ("bandwidth"). These costs have both fixed and variable factors. The Company believes that it will be able to negotiate lower bandwidth charges as the InterVU Network expands. The expansion of the InterVU Network will in some cases require capital equipment expenditures, the cost of which will be amortized over the useful life of the asset. Selling, general and administrative expenses were $910,000, and $3.9 million for the years ended December 31, 1996 and 1997, respectively. The increase in selling, general and administrative expenses incurred in 1997 over the comparable period in 1996 was attributable primarily to an increase of approximately $1,178,000 in personnel and associated costs, primarily related to sales and marketing, $750,000 payment to NBC multimedia in accordance with the terms of the Direct Offering, an increase of approximately $297,000 for expenditures for trade shows and other public relations expenses, an increase of approximately $229,000 for bandwidth costs , an increase of approximately $175,000 for travel and entertainment expenses and an increase of approximately $256,000 in amortization of deferred compensation.

     Interest income was $52,000 and $192,400 for the years ended December 31, 1996 and 1997, respectively. Interest income represents interest earned by the Company on its cash and cash equivalents. The increase in interest income for 1997 was the result of higher cash and cash equivalents balances resulting from sales of equity securities.

     The Company has not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 1997 due to the lack of earnings history of the Company and the uncertainty as to the timing and amount of future earnings, if any. See Note 6 in Item 8. Financial Statements and Supplementary Data of Notes to Financial Statements.

     The Company's net loss was $2.3 million and $5.3 million for 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities. Through December 31, 1997, the Company had raised $28.8 million from the sale and issuance of preferred stock and common stock. At December 31, 1997, the principal source of liquidity for the Company was $21.4 million of cash and cash equivalents.

     The Company has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the years ended December 31, 1996 and 1997 was $2.1 million and $4.6 million, respectively. Cash used in operating activities in each of these periods was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities for the years ended December 31,1996 and 1997 was $305,000 and $484,000, respectively, primarily representing capital expenditures for equipment, software, and furniture and fixtures. Although the Company has no material commitments for capital expenditures, the Company expects to expend significant amounts for equipment, software and fixtures over the next 24 months to expand the InterVU Network, much of which it plans to finance through capital leases.

     Cash provided by financing activities for years ended December 31, 1996 and 1997 was $4.4 million and $23.9 million, respectively, resulting primarily from the net proceeds received by the Company from the sale of preferred stock and completion of the Company's IPO and the Direct Offering to NBC in November 1997. Net proceeds from the IPO and Direct Offering aggregated $18.6 million.

     In connection with the strategic alliance with NBC entered into in October 1997, the Company became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC websites including payments of (i) $750,000 paid on the completion of the initial public offering in November 1997, (ii) $500,000 due in February 1998, (iii) $500,000 due in May 1998, and (iv) $250,000 due in August 1998; provided that all such payments will become immediately due and payable to NBC Multimedia if the Strategic Alliance Agreement is terminated for any reason.

     The Company believes that the net proceeds from the IPO and the Direct Offering, together with existing cash and cash equivalents, will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1998. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain credit facilities. The Company currently does not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

IMPACT OF YEAR 2000

    Some older computer programs were written using two digits rather that four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

    The Company is completing an assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is not expected to be material. The Year 2000 project is expected to be completed not later than December 31,1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made , or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no assurance that the systems of those other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Report of Ernst & Young LLP, Independent Auditors..................................................   31

Balance Sheets as of December 31, 1996 and, 1997...................................................   32

Statements of Operations for the Period from August 2, 1995 (Inception)
  to December 31, 1995, the Years Ended December 31, 1996 and 1997,
  and the Period from August 2, 1995 (Inception) to December 31, 1997 .............................   33

Statement of Stockholders' Equity for the Period from August 2, 1995 (Inception)
  to December 31, 1995, and the Years Ended December 31, 1996 and 1997 ............................   34

Statements of Cash Flows for the Period from August 2, 1995 (Inception) to
  December 31, 1995, the Years Ended December 31, 1996 and 1997,
  and the Period from August 2, 1995 (Inception) to December 31, 1997 .............................   35

Notes to Financial Statements......................................................................   36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERVU INC.

We have audited the accompanying balance sheets of InterVU Inc. (a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the period from August 2, 1995 (Inception) to December 31, 1995, for the years ended December 31, 1996 and 1997, and for the period from August 2, 1995 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterVU Inc. (a development stage company) at December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from August 2, 1995 (Inception) to December 31, 1995, for the years ended December 31, 1996 and 1997, and for the period from August 2, 1995 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP


San Diego, California
February 19, 1998

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                                            -----------------------------
                                                                                                1996             1997
                                                                                            ------------     ------------
Current assets:
  Cash and cash equivalents ............................................................    $  2,507,822     $ 21,379,845
  Accounts receivable ..................................................................              --           88,685
  Prepaid and other current assets .....................................................          10,095           69,608
                                                                                            ------------     ------------
Total current assets ...................................................................       2,517,917       21,538,138
Property and equipment, net ............................................................         252,286          584,601
Other assets ...........................................................................           6,274            7,269
                                                                                            ------------     ------------
        Total assets ...................................................................    $  2,776,477     $ 22,130,008
                                                                                            ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................................    $     87,084     $    437,064
  Accrued liabilities ..................................................................          65,970          142,018
  Current portion, lease commitments ...................................................              --           11,814
                                                                                            ------------     ------------
        Total current liabilities ......................................................         153,054          590,896
Lease commitments ......................................................................              --            7,608
Advances from stockholders .............................................................          26,500               --
Stockholders' equity:
  Preferred stock, $.001 par value: 5,000,000 shares authorized
    Series A convertible preferred stock, Designated -- 250,000 shares;
      Issued and outstanding -- 172,500 shares at December 31, 1996, Liquidation
      preference-- $172,500 at December 31, 1996 .......................................             173               --
    Series B convertible preferred stock, Designated-- 400,000 shares;
      Issued and outstanding -- 339,562 shares at December 31, 1996 Liquidation
      preference-- $431,243 at December 31, 1996 .......................................             340               --
    Series C convertible preferred stock, Designated-- 400,000 shares;
      Issued and outstanding -- 296,147 shares at December 31, 1996, Liquidation
      preference-- $814,404 at December 31, 1996 .......................................             296               --
    Series D convertible preferred stock, Designated-- 200,000 shares;
      Issued and outstanding -- 96,429 shares at December 31, 1996 ; Liquidation
       preference-- $675,003 at December 31, 1996 ......................................              96               --
    Series E convertible preferred stock, Designated-- 400,000 shares;
      Issued and outstanding -- 289,500 shares at December31, 1996; Liquidation
      preference--$4,000,000 at December 31, 1996 ......................................             290               --
    Series F convertible preferred stock, Designated-- 1,200,000
      shares ...........................................................................              --               --
    Series G convertible preferred stock, Designated-- 1,280,000 shares;
      Issued and outstanding -- 1,280,000 shares at December 31, 1997;
      Liquidation preference-- $10,240,000 .............................................              --            1,280
  Common stock, $0.001 par value Authorized-- 20,000,000 shares; Issued and outstanding 4,006,787 shares and 9,377,404 shares at
      December 31, 1996 and 1997, respectively .........................................           4,007            9,377
  Additional paid-in capital ...........................................................       5,324,591       29,821,121
  Notes receivable from common stockholders ............................................          (5,570)            (500)
  Deferred compensation ................................................................        (403,202)        (710,493)
  Deficit accumulated during the development stage .....................................      (2,324,098)      (7,589,281)
                                                                                            ------------     ------------
        Total stockholders' equity .....................................................       2,596,923       21,531,504
                                                                                            ------------     ------------
        Total liabilities and stockholders' equity .....................................    $  2,776,477     $ 22,130,008
                                                                                            ============     ============

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                  PERIOD FROM                                              PERIOD FROM
                                                AUGUST 2, 1995                YEARS ENDED                 AUGUST 2, 1995
                                                (INCEPTION) TO                DECEMBER 31,                (INCEPTION) TO
                                                 DECEMBER 31,       -------------------------------        DECEMBER 31,
                                                     1995               1996               1997                1997
                                                 ------------       ------------       ------------       ------------
Revenues ..................................      $         --       $         --       $    143,541       $    143,541
Operating expenses:
  Research and development ................            32,632          1,420,483          1,703,111          3,156,226
  Selling, general and administrative .....            16,542            910,040          3,898,014          4,824,596
                                                 ------------       ------------       ------------       ------------
Total operating expenses ..................            49,174          2,330,523          5,601,125          7,980,822
                                                 ------------       ------------       ------------       ------------
Loss from operations ......................           (49,174)        (2,330,523)        (5,457,584)        (7,837,281)
Interest income ...........................             3,154             52,445            192,401            248,000
                                                 ------------       ------------       ------------       ------------
Net loss ..................................      $    (46,020)      $ (2,278,078)      $ (5,265,183)      $ (7,589,281)
                                                 ============       ============       ============       ============
Basic and diluted net loss per
  Share ...................................                         $       (.66)      $       (.90)
                                                                    ============       ============
Shares used in calculating Basic
  and diluted net loss per share...........                            3,440,931          5,822,594
                                                                    ============       ============

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                PREFERRED STOCK             COMMON STOCK
                                                                          ------------------------    ------------------------
                                                                            SHARES        AMOUNT        SHARES        AMOUNT
                                                                          ----------    ----------    ----------    ----------
  Issuance of common stock at $.0004 per share to
    founders for cash in August 1995 ...................................          --    $       --     2,398,278    $    2,398
  Issuance of Series A convertible preferred stock at
    $1.00 per share for cash in August 1995, net of
    issuance costs of $17,253 ..........................................     172,500           173            --            --
  Net loss .............................................................          --            --            --            --
                                                                          ----------    ----------    ----------    ----------
Balance at December 31, 1995 ...........................................     172,500           173     2,398,278         2,398
  Issuance of common stock at $.004 per share for cash
    and notes receivable in January 1996 ...............................          --            --       147,373           147
  Issuance of Series B convertible preferred stock at
    $1.27 per share for cash in February 1996, net of
    issuance costs of $12,758 ..........................................     339,562           340            --            --
  Issuance of Series C convertible preferred stock at
    $2.75 per share for cash in March 1996, net of
    issuance costs of $21,067 ..........................................     296,147           296            --            --
  Issuance of common stock at $.002 per share to
    founders for cash in March 1996 ....................................          --            --       886,758           887
  Issuance of Series D convertible preferred stock at
    $7.00 per share for cash in April 1996, net of
    issuance costs of $18,931 ..........................................      96,429            96            --            --
  Issuance of common stock at $.024 per share for cash
    and notes receivable in April 1996 .................................          --            --       444,639           445
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash from August through
    December 1996, net of issuance costs of $28,659 ....................     289,500           290            --            --
  Issuance of common stock at $.04 per share for cash
    and notes receivable in December 1996 ..............................          --            --       129,739           130
  Deferred compensation ................................................          --            --            --            --
  Amortization of deferred compensation ................................          --            --            --            --
Net loss ...............................................................          --            --            --            --
                                                                          ----------    ----------    ----------    ----------
Balance at December 31, 1996 ...........................................   1,194,138         1,195     4,006,787         4,007
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash in February 1997, net of
    issuance cost of $27,616 ...........................................     110,500           110            --            --
  Issuance of Series F convertible preferred stock at
    $6.00 per share for cash and conversion of advances
    from stockholders in July and August 1997, net of
    issuance costs of $11,105) .........................................     721,664           721            --            --
  Exercise of stock options at $0.04 per share for cash in July 1997 ...          --            --        31,490            31
  Repurchase of restricted stock at $0.024 per share
    for cash and cancellation of note receivable in September 1997 .....          --            --      (108,685)         (109)
  Repayments of notes receivable from common
    shareholders .......................................................          --            --            --            --
  Conversion of preferred stock ........................................  (2,026,302)       (2,026)    3,237,286         3,238
  Issuance of common stock in initial public offering at $9.50 per
    share, net of issuance cost of  $2,421,726 .........................          --            --     2,210,526         2,210
  Issuance of Series G convertible preferred stock net of issuance
    costs of $23,582 ...................................................   1,280,000         1,280            --            --
  Deferred compensation ................................................          --            --            --            --
  Amortization of deferred compensation ................................          --            --            --            --
  Net loss .............................................................          --            --            --            --
                                                                          ----------    ----------    ----------    ----------
Balance at December 31, 1997 ...........................................   1,280,000    $    1,280     9,377,404    $    9,377
                                                                          ==========    ==========    ==========    ==========

                                                                                                       NOTES
                                                                                                    RECEIVABLE
                                                                                  ADDITIONAL           FROM
                                                                                    PAID-IN            COMMON          DEFERRED
                                                                                    CAPITAL         STOCKHOLDERS     COMPENSATION
                                                                                  ------------      ------------     ------------
  Issuance of common stock at $.0004 per share to
    founders for cash in August 1995 .......................................      $     (1,446)      $       --       $       --
  Issuance of Series A convertible preferred stock at
    $1.00 per share for cash in August 1995, net of
    issuance costs of $17,253 ..............................................           155,074               --               --
  Net loss .................................................................                --               --               --
                                                                                  ------------       ----------       ----------
Balance at December 31, 1995 ...............................................           153,628               --               --
  Issuance of common stock at $.004 per share for cash
    and notes receivable in January 1996 ...................................               438              (70)              --
  Issuance of Series B convertible preferred stock at
    $1.27 per share for cash in February 1996, net of
    issuance costs of $12,758 ..............................................           418,146               --               --
  Issuance of Series C convertible preferred stock at
    $2.75 per share for cash in March 1996, net of
    issuance costs of $21,067 ..............................................           793,041               --               --
  Issuance of common stock at $.002 per share to
    founders for cash in March 1996 ........................................               873               --               --
  Issuance of Series D convertible preferred stock at
    $7.00 per share for cash in April 1996, net of
    issuance costs of $18,931 ..............................................           655,976               --               --
  Issuance of common stock at $.024 per share for cash
    and notes receivable in April 1996 .....................................            10,145           (1,500)              --
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash from August through
    December 1996, net of issuance costs of $28,659 ........................         2,866,051               --               --
  Issuance of common stock at $.04 per share for cash
    and notes receivable in December 1996 ..................................             5,020           (4,000)              --
  Deferred compensation ....................................................           421,273               --         (421,273)
  Amortization of deferred compensation ....................................                --               --           18,071
Net loss ...................................................................                --               --               --
                                                                                  ------------       ----------       ----------
Balance at December 31, 1996 ...............................................         5,324,591           (5,570)        (403,202)
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash in February 1997, net of
    issuance cost of $27,616 ...............................................         1,077,074               --               --
  Issuance of Series F convertible preferred stock at
    $6.00 per share for cash and conversion of advances
    from stockholders in July and August 1997, net of
    issuance costs of $11,105) .............................................         4,318,158               --               --
  Exercise of stock options at $0.04 per share for cash in July 1997 .......             1,219               --               --
  Repurchase of restricted stock at $0.024 per share
    for cash and cancellation of note receivable in September 1997 .........            (2,479)           1,388               --
  Repayments of notes receivable from common
    shareholders ...........................................................                --            3,682               --
  Conversion of preferred stock ............................................            (1,212)              --               --
  Issuance of common stock in initial public offering at $9.50 per
    share, net of issuance cost of  $2,421,726 .............................        18,565,813               --               --
  Issuance of Series G convertible preferred stock net of issuance
    costs of $23,582 .......................................................           (24,862)              --               --
  Deferred compensation ....................................................           562,819               --         (562,819)
  Amortization of deferred compensation ....................................                --               --          255,528
  Net loss .................................................................                --               --               --
                                                                                  ------------       ----------       ----------
Balance at December 31, 1997 ...............................................      $ 29,821,121       $     (500)      $ (710,493)
                                                                                  ============       ==========       ==========

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                                                                DURING THE                 TOTAL
                                                                                                DEVELOPMENT            STOCKHOLDERS'
                                                                                                   STAGE                   EQUITY
                                                                                               ------------            ------------
  Issuance of common stock at $.0004 per share to
    founders for cash in August 1995 ...............................................           $         --            $        952
  Issuance of Series A convertible preferred stock at
    $1.00 per share for cash in August 1995, net of
    issuance costs of $17,253 ......................................................                     --                 155,247
  Net loss .........................................................................                (46,020)                (46,020)
                                                                                               ------------            ------------
Balance at December 31, 1995 .......................................................                (46,020)                110,179
  Issuance of common stock at $.004 per share for cash
    and notes receivable in January 1996 ...........................................                     --                     515
  Issuance of Series B convertible preferred stock at
    $1.27 per share for cash in February 1996, net of
    issuance costs of $12,758 ......................................................                     --                 418,486
  Issuance of Series C convertible preferred stock at
    $2.75 per share for cash in March 1996, net of
    issuance costs of $21,067 ......................................................                     --                 793,337
  Issuance of common stock at $.002 per share to
    founders for cash in March 1996 ................................................                     --                   1,760
  Issuance of Series D convertible preferred stock at
    $7.00 per share for cash in April 1996, net of
    issuance costs of $18,931 ......................................................                     --                 656,072
  Issuance of common stock at $.024 per share for cash
    and notes receivable in April 1996 .............................................                     --                   9,090
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash from August through
    December 1996, net of issuance costs of $28,659 ................................                     --               2,866,341
  Issuance of common stock at $.04 per share for cash
    and notes receivable in December 1996 ..........................................                     --                   1,150
  Deferred compensation ............................................................                     --                      --
  Amortization of deferred compensation ............................................                     --                  18,071
Net loss ...........................................................................             (2,278,078)             (2,278,078)
                                                                                               ------------            ------------
Balance at December 31, 1996 .......................................................             (2,324,098)              2,596,923
  Issuance of Series E convertible preferred stock at
    $10.00 per share for cash in February 1997, net of
    issuance cost of $27,816 .......................................................                     --               1,077,184
  Issuance of Series F convertible preferred stock at
    $6.00 per share for cash and conversion of advances
    from stockholders in July and August 1997, net of
    issuance costs of $11,105 ......................................................                     --               4,318,879
  Exercise of stock options at $0.04 per share for cash in July 1997 ...............                     --                   1,250
  Repurchase of restricted stock at $0.024 per share
    for cash and cancellation of note receivable in September 1997 .................                     --                  (1,200)
  Repayments of notes receivable from common
    shareholders ...................................................................                     --                   3,682
  Conversion of preferred stock ....................................................                     --                      --
  Issuance of common stock in initial public offering at $9.50 per
    share, net of issuance cost of  $2,431,977 .....................................                     --              18,568,023
  Issuance of Series G convertible preferred stock net of issuance
    costs of $23,582 ...............................................................                     --                 (23,582)
  Deferred compensation ............................................................                     --                      --
  Amortization of deferred compensation ............................................                     --                 255,528
  Net loss .........................................................................             (5,265,183)             (5,265,183)
                                                                                               ------------            ------------
Balance at December 31, 1997 .......................................................           $ (7,589,281)           $ 21,531,504
                                                                                               ============            ============

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                PERIOD FROM                                                    PERIOD FROM
                                               AUGUST 2, 1995                                                 AUGUST 2, 1995
                                               (INCEPTION) TO            YEAR ENDED  DECEMBER 31,             (INCEPTION) TO
                                                 DECEMBER 31,        =================================         DECEMBER 31,
                                                    1995                 1996                 1997                1997
                                                ============         ============         ============         ============
OPERATING ACTIVITIES
Net loss ....................................   $    (46,020)        $ (2,278,078)        $ (5,265,183)        $ (7,589,281)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Amortization of deferred
    compensation ............................             --               18,071              255,528              273,599
  Depreciation and amortization .............            678               59,305              178,544              238,527
  Changes in operating assets and
    liabilities:
    Accounts receivable .....................             --                   --              (88,685)             (88,685)
    Prepaid and other current
      assets ................................             --              (10,095)             (59,513)             (69,608)
    Accounts payable ........................             --               87,084              349,980              437,064
    Accrued liabilities .....................             --               65,970               76,048              142,018
                                                ------------         ------------         ------------         ------------
Net cash used in operating
  activities ................................        (45,342)          (2,057,743)          (4,553,281)          (6,656,366)
INVESTING ACTIVITIES
Purchases of property and
  equipment .................................        (13,344)            (298,925)            (483,373)            (795,642)
Other assets ................................             --               (6,274)                (995)              (7,269)
                                                ------------         ------------         ------------         ------------
Net cash used in investing
  activities ................................        (13,344)            (305,199)            (484,368)            (802,911)
FINANCING ACTIVITIES
Payments on capital leases ..................             --                   --               (8,064)              (8,064)
Issuance of common stock ....................            952               12,515           18,569,273           18,582,740
Issuance of preferred stock .................        155,247            2,429,124            3,335,981            5,920,352
Advances from stockholders ..................        411,241            1,920,371            2,010,000            4,341,612
Repurchase of common stock ..................             --                   --               (1,200)              (1,200)
Repayment of stockholder notes
  receivable ................................             --                   --                3,682                3,682
                                                ------------         ------------         ------------         ------------
Net cash provided by financing
  activities ................................        567,440            4,362,010           23,909,672           28,839,122
Net increase in cash and cash
  equivalents ...............................        508,754            1,999,068           18,872,023           21,379,845
Cash and cash equivalents at
  beginning of period .......................             --              508,754            2,507,822                   --
                                                ------------         ------------         ------------         ------------
Cash and cash equivalents at end of
  period ....................................   $    508,754         $  2,507,822         $ 21,379,845         $ 21,379,845
                                                ============         ============         ============         ============
SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations entered
    into for equipment ......................   $         --         $         --         $     27,486         $     27,486
                                                ============         ============         ============         ============
  Conversion of advances from
    stockholders to convertible
    preferred stock .........................   $         --         $  2,305,112         $  2,036,500         $  4,341,612
                                                ============         ============         ============         ============
  Issuance of common stock in
    exchange for notes receivable ...........   $         --         $      5,570         $         --         $      5,570
                                                ============         ============         ============         ============
  Cancellation of stockholder notes
    receivable ..............................   $         --         $         --         $      1,388         $      1,388
                                                ============         ============         ============         ============
  Issuance of Series G convertible
    preferred stock as consideration
    for the formation of strategic
    alliance ................................   $         --         $         --         $      1,280         $      1,280
                                                ============         ============         ============         ============

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   InterVU Inc. (the "Company") was incorporated in Delaware on August 2, 1995 to develop and market proprietary technologies and systems for delivering video on the Internet. The Company utilizes a proprietary operating system for routing and distributing high quality video over the Internet at high speeds. The Company has commenced planned principal operations, however, as there has been no significant revenue therefrom, the Company is considered to be in the development stage.

BASIS OF PRESENTATION

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in organizational activities, including recruiting personnel, establishing office facilities, research and development and obtaining financing. Through December 31, 1997, the Company had incurred accumulated losses of $7,589,281. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research, development and market introduction activities, and achieving a level of revenues adequate to support the Company's cost structure. While management believes the Company has funds to meet its capital requirements for the next twelve months, without the additional financing, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development projects or market introduction activities and significantly reduce its expenditures on infrastructure and product upgrade programs that enhance the InterVU network architecture.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company has not experienced any losses on its cash and cash equivalents.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, net of accumulated depreciation and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Amortization of equipment under capital leases is reported with depreciation of property and equipment.

SOFTWARE DEVELOPMENT COSTS

   Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date because costs incurred subsequent to reaching technological feasibility have not been material.

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

   Revenue is generated primarily from video encoding and distribution services. Revenue from video encoding services is recognized as the service is provided and revenue from video distribution services is recognized at the time of delivery.

CONCENTRATION OF CREDIT RISK

   Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have been minimal and such losses have been within management's expectations.

RESEARCH AND DEVELOPMENT COSTS

    Costs incurred in connection with research and development are charged to operations as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

   In 1996, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption had no impact on the Company's financial statements.

STOCK OPTIONS

     In 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain the intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation (Note 4).

LOSS PER SHARE

    Loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the periods presented. Common equivalent shares result from stock options, warrants and unvested restricted stock of which 2,775,659 and 2,442,540 shares were excluded from the computation of diluted earnings per share in 1996 and 1997, respectively, as the effect would be anti-dilutive. For loss periods, common equivalent shares are excluded from the computation as their effect would be anti-dilutive, except that the Securities and Exchange Commission (SEC) has historically required common and common share equivalents issued during the last twelve-month period prior to the initial filing of a proposed public offering, to be included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supercedes APB opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with "Basis EPS," which includes no dilution and is based on weighted average common shares outstanding for the period. Companies with complex capital structures, including InterVU, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 2, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects of earnings per share computations of common stock and common stock equivalents at prices below the IPO price prior to the effectiveness of the IPO.

     Included in the shares used in calculating Basic and Diluted net loss per share for 1996 and 1997 are the weighted-average effect of assumed conversion of preferred shares totaling 2,052,983 and 3,199,777, respectively, and weighted-average common shares totaling 1,387,948 and 2,622,817, respectively.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investment shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131 are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements.

2. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                                      -----------------------
                                                         1996          1997
                                                      ---------     ---------
      Equipment ..................................    $      --     $  18,259
      Computers ..................................      228,729       606,619
      Furniture and fixtures .....................       61,676       104,531
      Equipment under capital lease ..............           --        27,486
      Leasehold improvements .....................       11,936        24,172
      Purchased software .........................        9,928        42,061
                                                      ---------     ---------
                                                        312,269       823,128
      Less accumulated depreciation ..............      (59,983)     (238,527)
                                                      ---------     ---------
                                                      $ 252,286     $ 584,601
                                                      =========     =========

3. STOCKHOLDER ADVANCES

   At December 31, 1995, the Company received $411,241 in cash advances from certain stockholders that was subsequently converted to Series B convertible preferred stock in February 1996 at a per share price of $1.27. At December 31, 1996, the Company received $26,500 in cash advances from certain stockholders that was subsequently converted into Series E convertible preferred stock in January 1997 at a per share price of $10.00.

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    Upon completion of the Company's public offering, the Company had authorized 5,000,000 shares of preferred stock of which 1,280,000 shares were designated as Series G convertible preferred shares. The Board of Directors is authorized, without further stockholder approval, to issue the remaining 3,720,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.

    In connection with the formation of a strategic alliance in October 1997, the Company issued 1,280,000 shares of Series G preferred stock. The Series G convertible preferred stock ($.001 par value) has an aggregate liquidation preference of $10,240,000, a dividend rate of $.64 per share and a conversion rate of .6298 common shares to one preferred share, subject to adjustment for dilution. Noncumulative dividends are payable quarterly, when, as and if declared by the Board of Directors. The Series G convertible preferred shares are convertible at the option of the holder commencing July 10, 1998. The holder of each share of Series G convertible preferred stock has the right to one vote for each share of common stock into which it would convert.

COMMON STOCK

   In August 1995, 2,398,278 shares of common stock were issued to the founders of the Company at a price of $.0004 per share under founder stock purchase agreements. In March 1996, an additional 886,758 shares of common stock were issued to three of the founders at a price of $.002 per share under the founder stock purchase agreements. In January 1996, the Company issued 147,373 shares of common stock to employees at $.004 per share under restricted stock agreements. Also, in April and December 1996, the Company issued 444,639 and 129,739 shares of common stock, respectively, to employees at $.024 and $.04 per share, respectively, under restricted stock agreements. In connection with the founder stock purchase agreements and the restricted stock agreements, the Company has the option to repurchase, at the original issue price, unvested common shares in the event of termination of employment. Shares issued under the agreements generally vest 20% on the first anniversary of the employee's hire date and daily thereafter for four years. At December 31, 1997, 1,521,293 shares were subject to repurchase by the Company.

   In April 1996, the Board of Directors declared a two-for-one stock dividend of the Company's common stock, effectuated as a stock split. Also, on July 16, 1997, the Company declared a two-for-one stock split of the Company's common stock. All applicable share and stock option information have been restated to reflect the split.

   In August 1997, the Board of Directors authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock to the public. Concurrent with the closing of the offering, all of the preferred stock outstanding, excluding 1,280,000 shares of Series G convertible preferred stock, automatically converted into 3,328,717 shares of common stock

     On November 18, 1997, the Company effected a reverse stock split in which .6298 shares of common stock were exchanged for one share of common stock. All applicable share and stock option information have been restated to reflect the reverse stock split. Upon completion of the public offering, the Company had authorized 20,000,000 shares of common stock.

STOCK OPTIONS

   The Company has established a stock option plan to grant options to purchase common stock to consultants, employees, officers and directors of the Company. The Company has authorized for grant under the plan stock options to purchase up to 1,889,400 shares of its common stock.

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

   Under the terms of the plan, non-qualified and incentive options may be granted to consultants, employees, officers and directors at prices not less than 100% of the fair value on the date of grant. Options generally vest 20% after the first year of employment and daily thereafter for four years. The options expire ten years from the date of grant.

   The following table summarizes the stock option activity for the period from August 2, 1995 (Inception) to December 31, 1997:

                                                                  WEIGHTED-
                                                                  AVERAGE
                                                    NUMBER OF     EXERCISE
                                                      SHARES       PRICE
                                                    ---------     --------
        Granted .................................     156,820     $   0.04
                                                     --------     --------
      Balance at December 31, 1996 ..............     156,820         0.04

        Granted .................................     710,798         3.15
        Exercised ...............................     (31,490)        0.03
        Canceled ................................     (91,950)        0.03
                                                     --------     --------
      Balance at December 31, 1997 ..............     744,177     $   3.00
                                                     ========     ========

   As of December 31, 1997, options for 77,260 common shares were exercisable. The weighted average remaining contractual life of outstanding options was approximately 9.25 years at December 31, 1997.

   Pro forma information regarding net income or loss is required to be disclosed in accordance with SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that Statement. For options granted in the year ended December 31, 1996 and through November 18, 1997, the fair value for the options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted average assumptions: risk-free interest rate of 6%, dividend yield of 0%, and weighted average expected life of the option of seven years. For options granted from November 18, 1997, to December 31, 1997, the fair value of the options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 75% and weighted average expected life of the option of seven years.

   The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility. In addition, option valuation models require the input of highly speculative assumptions.

   Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma net loss was $46,020 for the period from August 2, 1995 (Inception) to December 31, 1995, $2,278,002 and $5,099,562 for the years ended December 31, 1996 and 1997, respectively, and , $7,377,640 for the period from August 2, 1995 (Inception) to December 31, 1997. The Company's pro forma basic and diluted net loss per share was $(.66) and $(0.88) for the years ended December 31, 1996 and 1997, respectively.

DEFERRED COMPENSATION

   Through December 31, 1997, the Company recorded deferred compensation for the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related restricted stock or options, which is generally five years. Gross deferred compensation at December 31, 1996 and 1997 totaled $421,273 and $984,092,

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

respectively, and related amortization expense totaled $18,071 and $255,528 in 1996 and 1997, respectively, and $273,599 for the period from August 2, 1995 (Inception) to December 31, 1997.

WARRANTS

    In connection with the Company's initial public offering, the Company issued 200,000 warrants to purchase common stock to its underwriters. Such warrants are exercisable at $11.40 per share of common stock through November 19, 2002.

SHARES RESERVED FOR FUTURE ISSUANCE

   At December 31, 1997, the Company had reserved approximately 2.9 million common shares for the conversion of preferred stock, the exercise of stock options, the exercise of warrants and for stock options available for future grant.

5. COMMITMENTS

   The Company leases its principal facilities under two noncancelable operating leases which expire in 1999 with options to renew the leases for up to two years. Total rent expense was $47,648 and $128,795 for the year ended December 31, 1996 and 1997, and $176,443 for the period from August 2, 1995 (Inception) to December 31, 1997.

   Future annual minimum payments under noncancelable capital and operating leases (with initial lease terms in excess of one year) consisted of the following at December 31, 1997:

                                                         OPERATING    CAPITAL
                                                           LEASES      LEASES
                                                         ---------    -------
      1998 ...........................................     121,541     13,790
      1999 ...........................................      37,058      8,353
                                                          --------    -------
      Total minimum lease payments ...................    $158,599     22,143
                                                          ========    =======
      Less amounts representing interest .............                 (2,721)
                                                                      -------
      Present value of future minimum ................                 19,422
      lease payments
      Less current portion ...........................                (11,814)
                                                                      -------
      Capital lease obligation, net of current portion                $ 7,608
                                                                      =======

\
6. INCOME TAXES

   Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are shown below. A valuation allowance of $3,210,000 has been recorded at December 31, 1997 to offset the net deferred tax assets as realization is uncertain.

                                                              DECEMBER 31,
                                                     -----------------------------
                                                         1996             1997
                                                     ------------     ------------
      Deferred tax assets:
        Net operating loss carryforwards ........    $    920,000     $  2,883,000

        Research tax credit carryforwards .......          71,000          233,000

        Other ...................................          17,000           94,000
                                                     ------------     ------------
      Total deferred tax assets .................       1,008,000        3,210,000
      Valuation allowance .......................      (1,008,000)      (3,210,000)
                                                     ------------     ------------
      Net deferred tax assets ...................    $         --     $         --
                                                     ============     ============

   The Company had federal and California tax net operating loss carryforwards at December 31, 1997 of approximately $7.1 million. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $171,000 and $96,000, respectively, which will begin to expire in 2011 and 2010 respectively, unless previously utilized.

   Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred

                                  INTERVU INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

during 1996. However, the Company does not believe such limitation will have a material impact on the Company's ability to use these carryforwards.

7. EMPLOYEE BENEFITS

   In 1996, the Company established a cafeteria benefits plan whereby it contributes for each employee an amount equal to $3,000 plus a percentage of each employee's base salary, as approved by the Board of Directors, up to a maximum contribution of $9,000. The employer contribution goes towards the purchase of various benefit packages selected by the employee. The employee may contribute additional amounts as desired. Benefit packages include health care reimbursement, dependent care assistance, various insurance premium payments and a 401(k) plan. Company contributions to the cafeteria benefits plan were $101,832 and $182,216 for the years ended December 31, 1996 and 1997, respectively, and $284,048 for the period from August 2, 1995 (Inception) to December 31,1997.

8. STRATEGIC ALLIANCES

   On October 10, 1997, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC Multimedia"), a wholly-owned subsidiary of the National Broadcasting Corporation, Inc. ("NBC") whereby the Company became the exclusive provider of technology and services for the distribution of most NBC entertainment audio/visual content by means of the Internet. As consideration for the formation of the strategic alliance, the Company issued to NBC 1,280,000 shares of Series G convertible preferred stock. The Company is entitled to receive 30% of certain advertising revenues generated under this alliance from NBC websites or, at a minimum, payments from NBC Multimedia for the video delivery services at rates at least as favorable as the most favorable rates offered by the Company to third parties. The Company is obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC websites including payments of (i) $750,000 paid on the completion of the initial public offering completed in November 1997, (ii) $500,000 due in February 1998, (iii) $500,000 due in May 1998, and (iv) $250,000 due in August 1998.

   NBC Multimedia may terminate the agreement without cause by giving 90 days written notice and, is required to return (i) all shares of Series G convertible preferred stock if termination occurs prior to January 10, 1998 and NBC Multimedia has not promoted, at a minimum, the Company's logo on the NBC Web site or (ii) 600,000 shares of Series G convertible preferred stock if the termination occurs at any other time during the first two years of the exclusive term. The Company will determine the fair value of the Series G convertible preferred stock issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G convertible preferred stock lapse. Based on these provisions, the Company currently expects to charge the then fair value of 680,000 shares of Series G convertible preferred stock to expense in the quarter ending March 31, 1998 and the then fair value of the remaining 600,000 shares of Series G convertible preferred stock to expense in the quarter ending December 31, 1999. Should the Company renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G convertible preferred stock, the Company would expense the fair value of each share at that time. The Company believes that the fair value of the shares of Series G convertible preferred stock will roughly approximate the price at which the Company's common stock is then trading, multiplied by the number of common shares into which such outstanding shares of Series G convertible preferred stock would convert at the
 .6298 conversion rate. These noncash charges are likely to be substantial and are likely to have a material adverse impact on the Company's results of operations in the periods such expenses are recognized.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by the report.

   Material in Proxy Statement for 1998 Annual Meeting which is incorporated by reference

  Item No.    Item Caption                           Proxy Statement Caption
  --------    -----------------------------------    ----------------------------
     10       Directors and Executive Officers of    "Directors and Executive
              the Registrant                         Officers"

     11       Executive Compensation                 "Executive Compensation"

     12       Security Ownership of Certain          "Security Ownership of
              Beneficial Owners and Management       Stockholders and Management"

     13       Certain Relationships and Related      "Certain Transactions"
              Transactions

ITEM 14.  EXHIBITS

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this Annual Report on Form 10K.

EXHIBIT
NUMBERS                           DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1         Amended and Restated Certificate of Incorporation.(1)

 3.2         Amended and Restated Bylaws.(1)

 4.1         Form of Common Stock Certificate.(2)

10.1         1996 Stock Plan of InterVU Inc.(3)

10.2         Form of Indemnification Agreement.(4)


10.3         Form of Restricted Stock Purchase Agreement.(4)

10.4         Amended and Restated Vesting Agreement between the Company and
             Harry Gruber.(1)

10.5         Amended and Restated Vesting Agreement between the Company and
             Brian Kenner.(1)

10.6 Strategic Alliance Agreement dated as of October 10, 1997 between the Company and NBC Multimedia, Inc.(3)

10.7 Preferred Stock Purchase Agreement dated as of October 10, 1997 among the Company, National Broadcasting Company, Inc. and NBC
             Multimedia, Inc.(3)

10.8         Strategic Alliance Agreement dated January 15, 1998 between the
             Company and MatchLogic Inc.*(1)

27.1         Financial Data Schedule.(1)

----------
 * Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed concurrently herewith.

(1) Filed herewith.

(2) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the Commission on November 12, 1997.

(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on October 24, 1997.

(4) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 12, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    InterVU Inc.

        Date:  March 31, 1998  By:                 /s/ Harry Gruber
               --------------       --------------------------------------------
                                                     Harry Gruber
                                              Chairman of the Board and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                              Title                         Date
            ---------                              -----                         ----
/s/ Harry Gruber                 Chairman of the Board and Chief Executive
-------------------------------- Officer (Principal Executive Officer)       March 31, 1998
    Harry Gruber                                                             --------------

/s/ Kenneth Ruggiero             Vice President and Chief Financial Officer
-------------------------------- (Principal Financial and Accounting         March 31, 1998
    Kenneth Ruggiero             Officer)                                    --------------

/s/ J. William Grimes            Vice Chairman of the Board                  March 31, 1998
--------------------------------                                             --------------
    J. William Grimes

/s/ Edward David                 Director                                    March 31, 1998
--------------------------------                                             --------------
    Edward David

/s/ Mark Dowley                  Director                                    March 31, 1998
--------------------------------                                             --------------
    Mark Dowley

                                 Director
/s/ Alan Z. Senter                                                           March 31, 1998
--------------------------------                                             --------------
    Alan Z. Senter

/s/ Isaac Willis                 Director                                    March 31, 1998
--------------------------------                                             --------------
    Isaac Willis, M.D.