Form 10-Q
period 1998-03-31
INTERVU INC
filed 1998-05-01
CIK 1011418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

        Securities Registered Pursuant to Section 12 (b) of the Act: None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                    Common Stock (par value $.001 per share)
                                (Title of Class)



     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     The number of shares outstanding of the Registrant's Common Stock on April 30, 1998, was 9,380,032.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in the Company's Annual Report on Form 10-K in Item 1 - "Business - Factors That May Affect Future Performance" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Copies of the Company's Form 10-K are available from the Company upon request. The Company assumes no obligation to update forward-looking statements.

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                          PAGE
                                                                         ----

           Balance Sheets .............................................     4

           Statements of Operations ...................................     5

           Statements of Cash Flows ...................................     6

           Notes to Financial Statements ..............................   7-8

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............  9-12

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  .........................................    12


                          PART II - OTHER INFORMATION


ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................    13

ITEM 5  -  OTHER INFORMATION ..........................................    14

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K ...........................    14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS
                                                                           DECEMBER 31,      MARCH 31,
                                                                           ------------    ------------
                                                                               1997            1998
                                                                           ------------    ------------
                                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ............................................   $ 21,379,845    $ 12,060,083
  Short-term investments ...............................................             --       7,026,065
  Accounts receivable ..................................................         88,685         156,420
  Prepaid and other current assets .....................................         69,608          69,765
                                                                           ------------    ------------
Total current assets ...................................................     21,538,138      19,312,333
Property and equipment, net ............................................        584,601         722,190
Other assets ...........................................................          7,269          46,738
                                                                           ------------    ------------
        Total assets ...................................................   $ 22,130,008    $ 20,081,261
                                                                           ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................   $    437,064    $    672,775
  Accrued liabilities ..................................................        142,018         172,614
  Current portion, lease commitments ...................................         11,814          12,248
                                                                           ------------    ------------
        Total current liabilities ......................................        590,896         857,637
Lease commitments ......................................................          7,608           4,378
Stockholders' equity:
  Series G convertible preferred stock, Designated -- 1,280,000 shares;
    Issued and outstanding -- 1,280,000 shares at December 31, 1997 and
    March 31, 1998; Liquidation preference -- $10,240,000 ..............          1,280           1,280
  Common stock, $0.001 par value Authorized -- 20,000,000 shares; Issued and outstanding  9,377,404 shares and 9,380,032 shares at
    December 31, 1997 and March 31, 1998, respectively .................          9,377           9,380
  Additional paid-in capital ...........................................     29,821,121      33,215,708
  Notes receivable from common stockholders ............................           (500)           --
  Deferred compensation ................................................       (710,493)       (665,704)
  Deficit accumulated during the development stage .....................     (7,589,281)    (13,341,418)
                                                                           ------------    ------------
        Total stockholders' equity .....................................     21,531,504      19,219,246
                                                                           ------------    ------------
        Total liabilities and stockholders' equity .....................   $ 22,130,008    $ 20,081,261
                                                                           ============    ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. But does not include all of the disclosures required by generally accepted accounting principles.

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                             PERIOD FROM
                                  THREE MONTHS ENDED        AUGUST 2, 1995
                                       MARCH 31,            (INCEPTION) TO
                             ----------------------------      MARCH 31,
                                 1997            1998            1998
                             ------------    ------------    ------------
                             (Unaudited)      (Unaudited)     (Unaudited)
Revenues .................   $      9,907    $    113,153    $    256,694
Operating expenses:
 Research and
   development ...........        448,252         599,170       3,755,396
 Selling, general and
   administrative ........        560,958       1,589,258       5,663,854
 Charges associated with
   the NBC Strategic
   Alliance Agreement ....             --       3,872,580       4,622,580
                             ------------    ------------    ------------
Total operating expenses .      1,009,210       6,061,008      14,041,830
                             ------------    ------------    ------------
Loss from operations .....       (999,303)     (5,947,855)    (13,785,136)
Interest income ..........         21,427         195,718         443,718
                             ------------    ------------    ------------
Net loss .................   $   (977,876)   $ (5,752,137)   $(13,341,418)
                             ============    ============    ============
Basic and diluted net loss
per share ................   $       (.21)   $       (.66)
                             ============    ============
Shares used in calculating
basic and diluted net loss
per share ................      4,657,815       8,694,332
                             ============    ============

                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


Non-U.S. Holders                                                              PERIOD FROM
                                                                                AUGUST 2,
                                                   THREE MONTHS ENDED              1995
                                                        MARCH 31,             (INCEPTION) TO
                                              ----------------------------       MARCH 31,
                                                  1997            1998             1998
                                              ------------    ------------    --------------
                                               (unaudited)     (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net loss ..................................   $   (977,876)   $ (5,752,137)   $  (13,341,418)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Recognition of lapse of NBC's obligation
    to return 680,000 shares of Series G
    convertible preferred stock issued
    under the NBC strategic alliance
    agreement..............................           --         3,372,580         3,372,580
  Compensation related to stock options ...           --            22,010            22,010
  Amortization of deferred
    compensation ..........................           --            44,789           318,388
  Depreciation and amortization ...........         41,123          70,373           308,900
  Changes in operating assets and
    liabilities:
    Accounts receivable ...................         (9,966)        (67,735)         (156,420)
    Prepaid and other current
      assets ..............................          1,983            (157)          (69,765)
    Accounts payable ......................         18,614         235,711           672,775
    Accrued liabilities ...................         22,571          30,596           172,614
                                              ------------    ------------    --------------
Net cash used in operating
  activities ..............................       (903,551)     (2,043,970)       (8,700,336)
INVESTING ACTIVITIES
Purchase of short-term investments ........           --        (7,026,065)       (7,026,065)
Purchases of property and
  equipment ...............................       (101,431)       (207,962)       (1,003,604)
Other assets ..............................           --           (39,469)          (46,738)
                                              ------------    ------------    --------------
Net cash used in investing
  activities ..............................       (101,431)     (7,273,496)       (8,076,407)
FINANCING ACTIVITIES
Payments on capital leases ................           --            (2,796)          (10,860)
Issuance of common stock ..................           --                          18,582,740
Issuance of preferred stock ...............      1,050,684            --           5,920,352
Advances from stockholders ................           --              --           4,341,612
Repurchase of common stock ................           --              --              (1,200)
Repayment of stockholder notes
  receivable ..............................           --               500             4,182
                                              ------------    ------------    --------------
Net cash provided by (used in)
  financing activities ....................      1,050,684          (2,296)       28,836,826
Net increase in cash and cash
  equivalents .............................         45,702      (9,319,762)       12,060,083
Cash and cash equivalents at
  beginning of period .....................      2,507,822      21,379,845            --
                                              ------------    ------------    --------------
Cash and cash equivalents at end
of period .................................   $  2,553,524    $ 12,060,083    $   12,060,083
                                              ============    ============    ==============
SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations entered
    into for equipment ....................   $       --      $       --      $       27,486
                                              ============    ============    ==============
  Conversion of advances from
    stockholders to convertible
    preferred stock .......................   $     26,500    $       --      $    4,341,612
                                              ============    ============    ==============
  Issuance of common stock in
    exchange for notes receivable..........   $       --      $       --      $        5,570
                                              ============    ============    ==============
  Cancellation of stockholder notes
    receivable ............................   $       --      $       --      $        1,388
                                              ============    ============    ==============
  Issuance of Series G convertible
    preferred stock as consideration for
    the formation of NBC Strategic
    Alliance Agreement.....................   $       --      $       --      $        1,280
                                              ============    ============    ==============
  Recognition of lapse of NBC's obligation
    to return 680,000 shares of Series G
    convertible preferred stock issued
    under the NBC Strategic Alliance
    Agreement..............................   $       --      $  3,372,580    $    3,372,580
                                              ============    ============    ==============
  Compensation related to stock options ...   $       --      $     22,010    $       22,010
                                              ============    ============    ==============



                             See accompanying notes.

                                  InterVU Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION

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

     The interim unaudited condensed financial statements of InterVU Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

2. NEW ACCOUNTING STANDARDS

LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supercedes APB opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS," which includes no dilution and is based on weighted average common shares outstanding for the period. Companies with complex capital structures, including InterVU, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 2, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects of earnings per share computations of common stock and common stock equivalents at prices below the IPO price prior to the effectiveness of the IPO.

      Included in the shares used in calculating basic and diluted net loss per share for the three months ended March 31, 1997 and 1998 are the weighted average effect of assumed and actual conversion of preferred stock totaling 2,717,500 and 4,043,452, respectively, and weighted average common shares totaling 1,940,315 and 4,650,880, respectively. Common equivalent shares result from stock options, warrants and unvested restricted stock of which 2,532,584 and 2,605,678 shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 1997 and 1998, respectively, as the effect would be anti-dilutive.

                                  InterVU Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements



COMPREHENSIVE INCOME AND SEGMENT INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption Item 1 -- Business "Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The Company has incurred net losses in each fiscal period since its inception and, as of March 31, 1998, had an accumulated deficit of $13.3 million. To date, the Company has not generated any significant revenues, and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. The Company is in the early stages of executing its business model, and the profit potential of the Company's fee based model for the delivery of video content or advertising is unproven in the Internet industry. Because its success is dependent on the growth of the video market on the Internet, as well as the growth of the Internet industry, the Company must, among other things, develop services that are widely accepted by Web site owners, advertisers and end-users at prices that will yield a profit. There can be no assurance that the Company's services will achieve broad commercial or consumer acceptance.

     As consideration for the strategic alliance with NBC Multimedia, the Company issued 1,280,000 shares of Series G Preferred to NBC, and NBC Multimedia granted the Company exclusive rights to deliver most NBC audio/video content by means of NBC Web sites. NBC Multimedia may terminate the NBC Strategic Alliance Agreement without cause by giving 90 days prior written notice and is required to return 600,000 shares of Series G Preferred (or the shares of Common Stock issuable upon conversion thereof, as the case may be) if the termination occurs at any time on or before October 10, 1999. Notwithstanding the foregoing, NBC Multimedia is not required to return any such shares until it has received from the Company the $2.0 million of nonrefundable payments described below under "-- Liquidity and Capital Resources." In January 1998, a requirement that NBC return 680,000 shares of Series G Preferred upon termination of the NBC Strategic Alliance Agreement lapsed. As a result, in January 1998 the Company expensed the then-fair value of the 680,000 shares of Series G Preferred in the amount of $3.4 million. The Company expects to expense the then-fair value of the remaining 600,000 shares of Series G Preferred in the quarter ending December 31, 1999. Should the Company renegotiate or waive the provisions obligating NBC to return the remaining 600,000 shares of Series G Preferred (or the shares of Common Stock issuable upon conversion thereof, as the case may
be), removing NBC's obligation to return the shares, the Company would expense the fair value of the shares at that time. The Company believes that the fair value of each share of Series G Preferred will roughly approximate the price per share at which the Common Stock is then trading, multiplied by the .6298 conversion ratio applicable to the Series G Preferred. The non-cash charge with respect to the remaining 600,000 shares of Series G Preferred is likely to be substantial and is likely to have a material adverse impact on the Company's results of operations in the period such expense is recognized.

     The Company's economic model is predicated upon achieving significant economies of scale relative to variable and, to a lesser extent, fixed telecommunications costs. The Company has developed a series of software tools and a software system that perform various functions, including analyzing Internet performance, specifically related to congestion points on the Internet. The Company's operating strategy is to reduce the number of congestion points experienced by end-users through the redirection of an individual's request for video content to the optimal server location. To date, the Company has contracted for telecommunications capacity and services primarily from major ISPs. It is the Company's intention to continue to contract with selected ISPs in the future for Internet services, as well as to continue to procure and install selected servers over a variety of Internet backbones and selected regional Points of Presence ("POPs"). In addition, the Company may incur significant capital equipment expenditures and lease commitments for additional servers to expand the InterVU Network, although these expenditures would be less significant than those required of ISPs. The amount and timing of such expenditures will depend upon the level of demand for the Company's services. The Company believes that as customer adoption rates for the Company's service increases, the corresponding levels of video delivery volumes will allow the Company to generate economies of scale relative to the expenses it incurs with ISPs, as well as the expenses emanating from the maintenance and depreciation of its servers. To the extent that such economies of scale are not realized, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

RESULTS OF OPERATIONS

     GENERAL

     The financial results for the period from August 2, 1995 (Inception) to March 31, 1998 reflect the Company's initial organizational efforts, research and development activities, capital raising activities and initial deployment of the Company's video delivery service. The Company believes that its limited operating history makes prediction of future results of operations difficult and, accordingly, that its operating results should not be relied upon as an indication of future performance. The Company began to recognize revenue during 1997 and, as such, the Company believes that any comparison of the results of operations for the three months ended March 31, 1998 and 1997 is not meaningful.

     Total revenues consist of fees for delivery of video content over the InterVU Network and related customer services. Revenues from fees from video delivery are recognized at the time of delivery. Revenues from encoding and other customer services are recognized during the period in which services are provided. In order to attract early customers and achieve penetration of the market for Internet video delivery, the Company initially provided up to 90 days of free trial service to certain customers. The Company terminated its free trial service program in August 1997. The Company may elect to resume the free trial service program or other sales practices in the future if it determines they are warranted.

     Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated costs of facilities, and the depreciation and amortization of capital equipment. Research and development expenses to date have focused in three areas: the development of software tools and enabling platforms for the load-balanced distribution of video content; the development of tools to analyze Internet performance to subsequently redirect individual end-users to optimal servers; and the development of end-user tools for displaying multimedia content including new media player software. Research and development expenses have been expensed as incurred.

     Selling, general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. Also included are costs the Company incurs for Internet access and telecommunications transport costs ("bandwidth"). These costs have both fixed and variable components. The Company believes that it will be able to negotiate lower bandwidth charges as the InterVU Network expands. The expansion of the InterVU Network will in some cases require capital equipment expenditures, the cost of which will be depreciated over the useful life of the asset.

     Charges associated with the NBC alliance are comprised of a non-cash charge related to the lapse of NBC's obligations to return 680,000 shares of Series G Preferred and nonrefundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     Total revenues for the three months ended March 31, 1998 and 1997 were $113,000 and $10,000, respectively. During the first quarter of 1998, the Company expanded the InterVU Network to service larger volumes of multimedia content and, as a result, performed services with respect to Intel advertising campaigns which accounted for $40,000 of revenues for the three months ended March 31, 1998. The balance of the increase is comprised of revenues from video delivery or V-Banner service to a variety of other customers and reflects expansion of the Company's sales force from three employees at March 31, 1997 to eight employees at March 31, 1998.

     Research and development expenses for the three months ended March 31, 1998 and 1997 were $599,000 and $448,000, respectively. The increase in research and development expenses reflects additions to the Company's research and development staff and an increase in facilities costs.

     Selling, general and administrative expenses for the three months ended March 31, 1998 and 1997 were $1.6 million and $561,000, respectively. The increase is primarily attributable to an increase in expenses related to the addition of 16 sales, marketing and administrative positions and associated recruiting costs of $382,000, an increase in expenses relating to trade shows, advertising campaigns and other sales and marketing efforts of $350,000, increased bandwidth and related production costs of $141,000 and an increase in legal, accounting and other fees associated with being a publicly traded company of $73,000.

     Charges associated with the NBC alliance for the three months ended March 31, 1998 were $3.9 million. No such charges were recorded in the three months ended March 31, 1997. The charges in the 1998 period reflected (i) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred and (ii) a charge of $500,000 for a portion of the remaining nonrefundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     Interest income was $196,000 and $21,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. The increase was primarily the result of higher cash and cash equivalents and short-term investments balances resulting from sales of equity securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities. Through March 31, 1998, the Company had raised $28.8 million from the sale and issuance of preferred stock and Common Stock. At March 31, 1998, the principal source of liquidity for the Company was $19.1 million of cash, and cash equivalents and short-term investments.

     The Company has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the three months ended March 31, 1998 and 1997 was $2.0 million and $904,000, respectively. Cash used in operating activities in each of these periods was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities for the three months ended March 31, 1998 and 1997 was $7.3 million and $101,000, respectively, primarily representing purchases of short-term investments, capital expenditures for equipment, software, and furniture and fixtures. Although the Company has no material commitments for capital expenditures, the Company expects to expend significant amounts for equipment, software and fixtures to expand the InterVU Network, a portion of which it may finance through capital leases.

     Cash used in financing activities was $2,000 for the three months ended March 31, 1998 and represented payments on capital leases. Cash provided by financing activities of $1.1 million in the three months ended March 31, 1997 represented proceeds from the sale of preferred stock.

     In connection with the strategic alliance with NBC entered into in October 1997, the Company is obligated to make $2.0 million in nonrefundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC Web sites. Of this amount, $750,000 was paid in the fourth quarter of 1997, $500,000 was accrued in the first quarter of 1998 and paid in the second quarter of 1998, and the balance of $750,000 is scheduled to be paid prior to the end of 1998. All amounts currently remaining unpaid would become immediately due if the NBC Strategic Alliance Agreement is terminated for any reason.

     The Company believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain credit facilities. The Company currently does not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

IMPACT OF YEAR 2000

     Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This failure to use four digits to define the applicable year has created what is commonly referred to as the "Year 2000 Issue" and could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

     The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 Issue. The Company does not believe that it has material exposure to the Year 2000 Issue with respect to its own information systems since its existing systems correctly define the Year 2000. Any required expenditures will be expensed as incurred. The Company intends to assess its position regarding the Year 2000 Issue with respect to external information systems by the end of 1998. This process will entail communications with significant business partners, customers, suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. The Company is currently unable to predict the extent the Year 2000 Issue will affect these parties or the extent to which the Company would be vulnerable to any such party's failure to remediate any Year 2000 Issue on a timely basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its Initial Public Offering ("IPO"). The effective date of registration of the IPO was November 19, 1997, under Commission file No. 333-33521. The offering was managed by Josephthal Lyon & Ross and Cruttenden Roth and closed on November 23, 1997 after selling an aggregate of 2,210,526 shares of Common Stock in the IPO and Direct Offering. Expenses related to the IPO and Direct Offering incurred through December 31, 1997 were as follows:

Proceeds from IPO ..............................................                 $19,000,000
Proceeds from Direct Offering ..................................                   2,000,000
                                                                                 -----------
TOTAL PROCEEDS .................................................                  21,000,000


Underwriters' Discount..........................................    $1,330,000
Underwriter's advisor fee ......................................       140,000
Securities and Exchange Commission registration fee ............         8,557
NASD filing fee ................................................         2,625
Nasdaq National Market listing fee .............................        39,917
Non-accountable expense allowance ..............................       190,000
Legal fees and expenses ........................................       199,054
Accounting fees and expenses ...................................       190,800
Printing and engraving expenses ................................       168,843
Blue Sky fees and expenses .....................................        12,665
Transfer agent and registrar fees ..............................         3,131
Miscellaneous ..................................................       146,385
  TOTAL OFFERING COSTS .........................................                   2,431,977
                                                                                 -----------

NET PROCEEDS ...................................................                 $18,568,023
                                                                                 ===========


     Since completion of the IPO and Direct Offering in November 1997, the Company has used $3,615,759 of the proceeds in the following manner:

Prepayment to NBC Multimedia, an affiliate of the
Company, for production, operating and
advertising costs associated with certain NBC
websites ........................................   $  750,000
Purchase of equipment and property ..............      381,898
General and Administrative and working capital ..      714,276
Research and Development expenditures ...........      701,132
Sales & Marketing expenditures ..................    1,068,452
                                                    ----------

Total proceeds used through March 31, 1998 ......   $3,615,759

     Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

ITEM 5. OTHER INFORMATION

     In April 1998, The Company entered into a sublease agreement for 23,575 square feet of improved and equipped office space in San Diego. The sublease expires in June 2003. Over the term of the lease the Company will pay total rents of approximately $1.9 million. The sublease commences May 1, 1998 and the Company expects to relocate its headquarters to the subleased facility in June 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:
               27.1 Financial Data Schedule

        (b) No reports on Form 8-K were filed for the 3 months ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        InterVU Inc.


Date: April 30, 1998                    By: /s/ Harry Gruber
                                           --------------------------------
                                           Harry Gruber
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: April 30, 1998                    By: /s/ Kenneth L. Ruggiero
                                           --------------------------------
                                           Kenneth L. Ruggiero
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)