Form 10-Q
period 1998-06-30
INTERVU INC
filed 1998-08-14
CIK 1011418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


                     6815 Flanders Drive, San Diego CA 92121
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 623-8400

        Securities Registered Pursuant to Section 12 (b) of the Act: None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                    Common Stock (par value $.001 per share)
                                (Title of Class)



         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock on July 30, 1998 was 10,875,032

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in the Company's Annual Report on Form 10-K in Item 1 - "Business - Factors That May Affect Future Performance" and other risks identified for time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Copies of the Company's Form 10-K are available from the Company upon request. The Company assumes no obligation to update forward-looking statements.

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS                                            PAGE
                  Balance Sheets................................................   4
                  Statements of Operations......................................   5
                  Statements of Cash Flows......................................   6
                  Notes to the Financial Statements.............................   7-9

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   10-12

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.............................................   12

                           PART II - OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   13

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   15

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K..............................   15

SIGNATURES......................................................................   16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                     ASSETS


                                                                                   DECEMBER 31,             JUNE 30,
                                                                                   ------------           ------------
                                                                                       1997                    1998
                                                                                   ------------           ------------
                                                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents .............................................          $ 21,379,845           $  9,146,350
  Short-term investments ................................................                    --             25,517,727
  Accounts receivable (net of $4,290 and $15,605, allowance for doubtful
    accounts, at December 31, 1997 and June 30, 1998)....................                88,685                349,344
  Prepaid and other current assets ......................................                69,608                128,938
                                                                                   ------------           ------------
Total current assets ....................................................            21,538,138             35,142,359
Property and equipment, net .............................................               584,601                891,315
Other assets ............................................................                 7,269                 82,998
                                                                                   ------------           ------------
        Total assets ....................................................          $ 22,130,008           $ 36,116,672
                                                                                   ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................          $    437,064           $  1,632,177
  Accrued liabilities ...................................................               142,018                209,093
  Current portion, lease commitments ....................................                11,814                 12,595
                                                                                   ------------           ------------
        Total current liabilities .......................................               590,896              1,853,865
Lease commitments .......................................................                 7,608                  1,068
Stockholders' equity:
    Series G convertible preferred stock, Designated -- 1,280,000 shares;
      Issued and outstanding -- 1,280,000 shares at December 31, 1997
      and June 30, 1998; Liquidation preference -- $10,240,000 ..........                 1,280                  1,280
  Common stock, $0.001 par value Authorized -- 20,000,000 shares;
      Issued and outstanding  9,377,404 shares and 10,875,032 shares at
      December 31,1997 and June 30, 1998, respectively ..................                 9,377                 10,875
  Additional paid-in capital ............................................            29,821,121             51,274,305
  Notes receivable from common stockholders .............................                  (500)                    --
  Deferred compensation .................................................              (710,493)              (620,419)
  Deficit accumulated during the development stage ......................            (7,589,281)           (16,404,302)
                                                                                   ------------           ------------
        Total stockholders' equity ......................................            21,531,504             34,261,740
                                                                                   ------------           ------------
        Total liabilities and stockholders' equity ......................          $ 22,130,008           $ 36,116,672
                                                                                   ============           ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. But does not include all of the disclosures required by generally accepted accounting principles.



                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                                                      PERIOD FROM
                                                                                                                     AUGUST 2,1995
                                          THREE MONTHS ENDED                       SIX MONTHS ENDED                 (INCEPTION) TO
                                               JUNE 30,                                 JUNE 30,                        JUNE 30,
                                     1997                  1998                1997                  1998                1998
                                 ------------           ------------       ------------           ------------       ------------
Revenues .................       $     21,606           $    283,196       $     31,513           $    396,349       $    539,890
Operating expenses:
Research and
  development ............            583,920                955,328          1,157,937              1,554,498          4,710,724
Selling, general and
 Administrative ..........            670,821              2,121,376          1,106,014              3,710,634          7,785,230
Charges associated with
the NBC Strategic
Alliance Agreement .......                 --                500,000                 --              4,372,580          5,122,580
                                 ------------           ------------       ------------           ------------       ------------
Total operating expenses .          1,254,741              3,576,704          2,263,951              9,637,712         17,618,534
                                 ------------           ------------       ------------           ------------       ------------
Loss from operations .....         (1,233,135)            (3,293,508)        (2,232,438)            (9,241,363)       (17,078,644)
                                 ------------           ------------       ------------           ------------       ------------
Interest income ..........             20,736                230,627             42,163                426,345            674,345
Net loss .................       $ (1,212,399)          $ (3,062,881)      $ (2,190,275)          $ (8,815,018)      $(16,404,299)
                                 ============           ============       ============           ============       ============
Basic and diluted net
loss per share ...........       $      (0.25)          $      (0.34)      $      (0.46)          $      (0.99)
                                 ============           ============       ============           ============
Shares used in
calculating basic and
diluted net loss per share          4,802,799              9,022,496          4,795,744              8,923,612
                                 ============           ============       ============           ============


                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                             PERIOD FROM
                                                                                               AUGUST 2,
                                                                                                 1995
                                                              SIX MONTHS ENDED              (INCEPTION) TO
                                                                  JUNE 30,                     JUNE 30,
                                                         1997                1998                1998
                                                     ------------        ------------        ------------
OPERATING ACTIVITIES
Net loss .....................................       $ (2,190,275)       $(8,815,018)       $(16,404,299)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Recognition of lapse of NBC's obligation to
return 680,000 shares of Series G
convertible preferred stock issued under
the NBC Strategic Alliance Agreement .........                 --           3,372,580           3,372,580
Compensation related to stock options ........                 --              22,010              22,010
Amortization of deferred compensation ........             89,234              90,074             363,673
Depreciation and amortization ................             69,851             171,285             409,812
Changes in operating assets and
    liabilities:
    Accounts receivable ......................            (19,069)           (260,659)           (349,344)
    Prepaid and other current assets .........             (1,175)            (59,330)           (128,938)
    Accounts payable .........................             11,020           1,195,113           1,632,177
    Accrued liabilities ......................             86,684              67,075             209,094
                                                     ------------        ------------        ------------
Net cash used in operating activities.........         (1,953,730)         (4,216,870)        (10,873,235)

INVESTING ACTIVITIES
Purchases of short term investments ..........                 --         (25,517,727)        (25,517,727)
Purchases of property and equipment...........           (188,210)           (477,999)         (1,273,641)
Other assets .................................                 --             (75,729)            (82,998)
                                                     ------------        ------------        ------------
Net cash used in investing Activities ........           (188,210)        (26,071,455)        (26,874,366)

FINANCING ACTIVITIES
Payments on capital leases ...................             25,566              (5,759)            (13,823)
Issuance of common stock .....................                 --          18,060,088          36,642,828
Issuance of preferred stock ..................          1,049,884                  --           5,920,352
Advances from stockholders ...................          2,010,000                  --           4,341,612
Repurchase of common stock ...................                 --                  --              (1,200)
Repayment of stockholder notes receivable.....              1,570                 500               4,182
                                                     ------------        ------------        ------------
Net cash provided by financing activities ....          3,087,020          18,054,829          46,893,951
Net increase (decrease) in cash and cash
  equivalents ................................            945,080         (12,233,495)          9,146,350
Cash and cash equivalents at Beginning of
   period.....................................          2,507,822          21,379,845                  --
                                                     ------------        ------------        ------------
Cash and cash equivalents at end of period           $  3,452,902        $  9,146,350        $  9,146,350
                                                     ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations entered into for
    equipment ................................       $         --                  --        $     27,486
                                                     ============        ============        ============
  Conversion of advances from stockholders
    to Convertible preferred stock ...........       $     26,500        $         --        $  4,341,612
                                                     ============        ============        ============
  Issuance of common stock in
    Exchange for notes receivable ............       $         --        $         --        $      5,570
                                                     ============        ============        ============
  Cancellation of stockholder notes receivable       $         --        $         --        $      1,388
                                                     ============        ============        ============
  Issuance of Series G convertible
    preferred stock as consideration for
    the formation of NBC Strategic Alliance
    Agreement. ...............................       $         --        $         --        $      1,280
                                                     ============        ============        ============
  Recognition of lapse of NBC's obligation
  to return 680,000 shares of series G
  Convertible preferred stock issued
   Under the NBC Strategic Alliance
    Agreement ................................       $         --        $  3,372,580        $  3,372,580
                                                     ============        ============        ============





                             See accompanying notes.

                                  InterVU Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION

    InterVU Inc. (the "Company" or "InterVU") was incorporated in Delaware on August 2, 1995 to develop and market proprietary technologies and systems for delivering video on the Internet. The Company utilizes a proprietary operating system for routing and distributing high quality video over the Internet at high speeds. The Company has commenced planned principal operations; however, as there has been no significant revenue therefrom, the Company is considered to be in the development stage.

    The interim unaudited condensed financial statements of the Company contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

2. NEW ACCOUNTING STANDARDS

LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supercedes APB opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic earnings per share ("Basic EPS"), which includes no dilution and is based on weighted average common shares outstanding for the period. Companies with complex capital structures, including InterVU, will also be required to present "Diluted EPS" that reflects the potential dilution from securities such as employee stock options and warrants to purchase common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 2, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects of earnings per share computations of common stock and common stock equivalents at prices below the IPO price prior to the effectiveness of the IPO.

     Included in the shares used in calculating basic and diluted net loss per share for the three months ended June 30, 1997 and 1998 are the weighted average effect of assumed conversion of preferred stock totaling 2,782,804 and 4,043,452, respectively, and weighted average common shares totaling 2,019,995 and 4,979,044, respectively. Included in the shares used in calculating basic and diluted net loss per share for the six months ended June 30, 1997 and 1998 are the weighted average effect of assumed conversion of preferred stock totaling 2,717,501 and 4,043,452, respectively, and weighted average common shares totaling 2,012,940 and 4,880,160, respectively. Common equivalent shares result from stock options, warrants and unvested restricted stock of which 2,542,297 and 2,924,027 shares were excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 1997 and 1998, respectively, as the effect would be anti-dilutive.

COMPREHENSIVE INCOME AND SEGMENT INFORMATION

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investment shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131 are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The

                                  InterVU Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements



financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption Item 1. - Business "Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

     The Company was incorporated in August 1995 and launched the InterVU Network in December 1996. The Company began recognizing revenue during 1997 through the delivery of video content over the InterVU Network and the provision of related services to the Company's initial customers.

     The Company offers its services to Web-site owners and advertisers for fees based on the volume of video content delivered, for flat fees based on estimates of video to be delivered or for a combination thereof. The Company also generally charges its customers fees for encoding analog video into digital form for transmission over the Internet.

     The Company has incurred net losses in each fiscal period since its inception and, as of June 30, 1998, had an accumulated deficit of $16.4 million. To date, the Company has not generated any significant revenues, and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. The Company is in the early stages of executing its business model, and the profit potential of the Company's fee based model for the delivery of video content or advertising is unproven in the Internet industry. Because its success is dependent on the growth of the video market on the Internet, as well as the growth of the Internet industry, the Company must, among other things, develop services that are widely accepted by Web-site owners, advertisers and end-users at prices that will yield a profit. There can be no assurance that the Company's services will achieve broad commercial or consumer acceptance.

    As consideration for the strategic alliance with NBC Multimedia, Inc. ("NBC Multimedia"), a subsidiary of National Broadcasting Company, Inc. ("NBC") the Company issued 1,280,000 shares of its Series G Convertible Preferred Stock ("Series G Preferred") to NBC, and NBC Multimedia granted the Company exclusive rights to deliver most NBC audio/video entertainment content from NBC Web sites. NBC Multimedia may terminate the Strategic Alliance Agreement between the Company and NBC Multimedia without cause by giving 90 days prior written notice and by returning 600,000 shares of Series G Preferred (or Common Stock into which such shares of Series G Preferred are converted, as the case may be) if the termination occurs prior to October 10, 1999. The Strategic Alliance Agreement also provides that if NBC Multimedia had terminated the agreement prior to January 10, 1998 and NBC had not, at a minimum, displayed a button or link containing a copy of the Company's logo on the NBC Web site, it would have been required to return all 1,280,000 shares of Series G Preferred. NBC Multimedia is not required to return any shares upon termination until it has received from the Company the $2.0 million of non-refundable payments described below under " -- Liquidity and Capital Resources." The Company will determine the fair value of the Series G Preferred issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G Preferred upon termination of the Strategic Alliance Agreement lapse. Based on these provisions, the Company charged to expense in January 1998 the fair value of 680,000 shares of Series G Preferred (with respect to which NBC's obligation to return such shares upon termination lapsed) in the amount of $3,372,580, and expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred to expense in the quarter ending December 31, 1999. Should the Company renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G Preferred (or Common Stock, as the case may be), the Company would expense the fair value of the shares at that time. The Company believes that the fair value of each share of Series G Preferred will roughly approximate the price per share at which the Common Stock is then trading, multiplied by the .6298 conversion ratio applicable to the Series G Preferred. These noncash charges are likely to be substantial and are likely to have a material adverse impact on the Company's results of operations in the periods such expenses are recognized.

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

RESULTS OF OPERATIONS

     The financial results for the period from August 2, 1995 (Inception) to June 30, 1998 reflect the Company's initial organizational efforts, research and development activities, capital raising activities and initial deployment of the Company's video delivery service. The Company believes that its limited operating history makes prediction of future results of operations difficult and, accordingly, that its operating results should not be relied upon as an indication of future performance. The Company began to recognize revenue during 1997 and, as such, the Company believes that any comparison of the results of operations for the three and six months ended June 30, 1998 and 1997 is not meaningful.

      Total revenues consist of fees for delivery of video content over the InterVU Network and related customer services. Revenues from fees from video delivery are recognized at the time of delivery. Revenues from encoding and other customer services are recognized during the period in which services are provided. In order to attract early customers and achieve penetration of the market for the Internet video delivery, the Company initially provided up to 90 days of free trial service to certain customers. The Company terminated its free trial service program in August 1997. The Company may elect to resume the free trial service program or other sales practices in the future if it determines they are warranted.

     Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated costs of facilities, and the depreciation and amortization of capital equipment. Research and development expenses to date have focused in three areas: the development of software tools and enabling platforms for the load-balanced distribution of video content; the development of tools to analyze Internet performance to subsequently redirect individual end-users to optimal servers; the development of tools that allow Web-site producers to post video web pages onto the InterVU Network; and the development of end-user tools for displaying multimedia content including installation of new media player software. Research and development expenses have been expensed as incurred.

      Selling, general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. Also included are costs the Company incurs for the Internet access and telecommunications transport costs ("bandwidth"). These costs have both fixed and variable components. The Company believes that it will be able to negotiate lower bandwidth charges as the InterVU Network expands. The expansion of the InterVU Network will in some cases require capital equipment expenditures, the cost of which will be depreciated over the useful life of the asset.

     Charges associated with the NBC alliance are comprised of a non-cash charge related to the lapse of NBC's obligations to return 680,000 shares of Series G Preferred and non-refundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     Total revenues for the three months ended June 30, 1998 were $283,200 compared with $21,600 for the comparable period in 1997. Total revenue for the six months ended June 30, 1998 increased to $396,300 from $31,500 in 1997. The increase in revenues reflect the expansion of the InterVU Network, which provides enhanced delivery of rich media content over the Internet, increased sales of InterVU's V-Banner, a video advertising solution, and other rich media ads which bring the branding capabilities of major advertising campaigns to the Web. Additional revenue was generated from InterVU's participation in VideoSeeker.com, NBC's Internet video search engine and a series of "Rich Media Day" seminars. Co-hosted by InterVU and Matchlogic, seminar sponsors included Intel Corporation, AdvertisingAge, and ChannelSeven. Technical sponsors included Macromedia, Microsoft, RealNetworks, Unicast and Cosmo Software.

     Research and development expenses for the second quarter ended June 30, 1998 increased to $955,300 compared to $583,900 for the same period. Research and development expenses for the six months ended June 30, 1998 increased to $1,554,500 from $1,157,900 in 1997. The increase in research and development expenses reflects additions to the Company's research and development staff and an increase in facilities costs.

     Selling, general and administrative expense for the three months ended June 30, 1998 and 1997, were $2,121,400 and $670,800, respectively. Selling, general and administrative expense for the six months ended June 30, 1998 increased to $3,710,600 from $1,106,000 for the comparable period in the prior year. The increase in 1998 is primarily due to costs associated with the expansion of the administrative staff, expenses relating to trade shows, advertising campaigns, and other sales and marketing efforts. Increased costs associated with being a publicly traded company also contributed to the increase in expenses.

     Charges associated with the NBC alliance for the three and six months ended June 30, 1998 were $500,000 and $4.4 million. No such charges were recorded in the three months and six months ended June 30, 1997. The charges in the 1998 period reflected (i) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred and (ii) a charge of $1.0 million for a portion of the remaining nonrefundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     Interest income was $230,600 and $426,300 for the three month and six months ended June 30, 1998 compared to $20,700 and $42,200 for the same periods in 1997. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1997 was the result of higher cash, cash equivalents and short-term investments balances resulting from sales of equity securities.

     The Company's net loss was $3.1 million and $8.8 million for the three and six months ended June 30, 1998 compared to $1.2 million and $2.2 million for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities. Through June 30, 1998, the Company had raised $46.9 million from the sale and issuance of preferred stock and common stock. At June 30, 1998, the principal source of liquidity for the Company was $34.7 million of cash and cash equivalents and short-term investments.

     The Company has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the six months ended June 30, 1998 and 1997 was $4.2 million and $2.0 million respectively. Cash used in operating activities in each of these periods was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities for the six months ended June 30, 1998 and 1997 was $26.1 million and $188,200, respectively, primarily representing net purchases of short-term investments, capital expenditures for equipment, software, and furniture and fixtures. Although the Company has no material commitments for capital expenditures, the Company expects to expend significant amounts for equipment, software and fixtures to expand the InterVU Network, much of which it may elect to finance through capital leases.

     Cash provided by financing activities was $18.1 million and $3.1 million for the six months ended June 30, 1998 and 1997 respectively. This increase is due to $18.4 million in net proceeds from the sale of 1,495,000 shares of common stock at $13.25 per share in a public offering completed on June 15, 1998.

     In connection with the strategic alliance with NBC entered into in October 1997, the Company became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC websites including payments of (i) $750,000 paid on the completion of the initial public offering in November 1997, (ii) $500,000 due in February 1998, (iii) $500,000 due in May 1998, and (iv) $250,000 due in August 1998; provided that all such payments will become immediately due and payable to NBC Multimedia if the Strategic Alliance Agreement is terminated for any reason. Through June 30, 1998 a total of $1.3 million in payments have been made to NBC multimedia.

      In June 1998, The Company relocated headquarters to an improved and equipped office space subleased in San Diego, CA. The sublease commenced in May 1998 and will expire in June 2003. Over the term of the lease the Company will pay total rents of approximately $1.9 million.

     The Company believes that existing cash and cash equivalents, will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain credit facilities. The Company currently does not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

     The Company is completing an assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is not expected to be material. The Year 2000 project is expected to be completed not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.

                                    PART II



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

            Proceeds from IPO................................................                        $19,000,000
            Proceeds from Direct Offering....................................                          2,000,000
                                                                                                     -----------
            TOTAL PROCEEDS...................................................                         21,000,000


            Underwriters' Discount...........................................     $1,330,000
            Underwriter's advisor fee........................................        140,000
            Securities and Exchange Commission registration fee..............          8,557
            NASD filing fee..................................................          2,625
            Nasdaq National Market listing fee...............................         39,917
            Non-accountable expense allowance................................        190,000
            Legal fees and expenses..........................................        199,054
            Accounting fees and expenses.....................................        190,800
            Printing and engraving expenses..................................        168,843
            Blue Sky fees and expenses.......................................         12,665
            Transfer agent and registrar fees................................          3,131
            Miscellaneous....................................................        146,385
                                                                                  ----------
              TOTAL OFFERING COSTS...........................................                          2,431,977
                                                                                                     -----------

            NET PROCEEDS.....................................................                        $18,568,023
                                                                                                     ===========


    Since completion of the IPO and Direct Offering in November 1997, the Company has used $6,423,700 of the net proceeds in the following manner:

               Prepayment to NBC Multimedia, an affiliate of the Company, for production, operating and advertising costs associated with
               certain NBC websites...........................................     $   1,250,000
               Purchase of equipment and property.............................           651,935
               General and Administrative and working capital.................           779,085
               Research and Development expenditures..........................         1,740,680
               Sales & Marketing expenditures.................................         2,001,999
                                                                                   -------------

               Total proceeds used through June 30,1998.......................     $   6,423,700
                                                                                   =============

    Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 22, 1998, the Company held an Annual Meeting of Stockholders at which the following proposals were voted on by the shareholders:

         1. Election of two directors for a three-year term to expire at the 2001 Annual Meeting of Stockholders. The votes cast for, against, withheld of abstained as to each nominee are set forth below.

                  Nominee              For      Against     Withheld
                  -------              ---      -------     --------
                  Mark Dowley       6,381,073      --         10,815
                  Isaac Willis      6,380,673      --         11,215

     The terms of office of the following directors continued after the meeting:
Harry E. Gruber, Edward E. David, Jr., Alan Senter, and J. William Grimes.

         2. To approve the adoption of the Employee Qualified Stock Purchase Plan and the reservation of 500,000 shares of Common Stock for the issuance thereunder.

                                                       Votes
                                                     ---------
                  For                                4,969,963
                  Against                               56,001
                  Withheld                              19,490
                  Broker Non-Vote                    1,346,434

         3. To approve the adoption of the 1998 Stock Option Plan and the reservation of 2,000,000 shares of Common Stock for the issuance thereunder.

                                                       Votes
                                                     ---------
                  For                                3,944,524
                  Against                            1,080,938
                  Withheld                              19,992
                  Broker Non-Vote                    1,346,434

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

           Exhibit
           Number
           ------
           10.1     Sublease Agreement dated as of April 20, 1998 between the
                    Company and Computervision Corporation (1)

           10.2     1998 Stock Option Plan of InterVU Inc. (1)

           10.3     Employee Qualified Stock Purchase Plan of InterVU Inc. (1)

           27.1     Financial Data Schedule

         (b) No reports on form 8-K were filed for the three months ended June 30, 1998.


(1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 20, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InterVU Inc.


         Date:  August 14, 1998        By:  /s/ Harry Gruber
                ---------------             ------------------------------------
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

           Signature                               Title                                Date
           ---------                               -----                                ----
                                        Chairman of the Board and Chief
/s/ Harry Gruber                        Executive Officer
--------------------------------------- (Principal Executive Officer)              August 14, 1998
    Harry Gruber


                                        Vice President and Chief
/s/ Kenneth L. Ruggiero                 Financial Officer
--------------------------------------- (Principal Financial and
         Kenneth L. Ruggiero            Accounting Officer)                        August 14, 1998