Form 10-Q
period 1998-09-30
INTERVU INC
filed 1998-11-16
CIK 1011418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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


           Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares outstanding of the Registrant's Common Stock on October 30, 1998 was 10,885,728

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

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS                                               PAGE

             Balance Sheets.....................................................4
             Statements of Operations...........................................5
             Statements of Cash Flows...........................................6
             Notes to the Financial Statements..................................7-8

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................9-12

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK .................................................12

                   PART II - OTHER INFORMATION

ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS .........................13


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K ..................................14

SIGNATURES   ...................................................................15


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                                     ------------      -----------
                                                                                         1997              1998
                                                                                     ------------      ------------
                                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................................     $ 21,379,845      $  8,979,925
  Short-term investments .......................................................               --        21,851,985
  Accounts receivable (net of $4,290 and $109,660 allowance.....................
    for doubtful accounts at December 31, 1997 and September 30, 1998 ..........           88,685           433,483
  Prepaid and other current assets .............................................           69,608            88,127
                                                                                     ------------      ------------
Total current assets ...........................................................       21,538,138        31,353,520
Property and equipment, net ....................................................          584,601         2,051,952
Other assets ...................................................................            7,269            71,908
                                                                                     ------------      ------------
        Total assets ...........................................................     $ 22,130,008      $ 33,477,380
                                                                                     ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................     $    437,064      $  2,268,928
  Accrued liabilities ..........................................................          142,018           761,477
  Current portion, lease commitments ...........................................           11,814             9,566
                                                                                     ------------      ------------
        Total current liabilities ..............................................          590,896         3,039,971
Lease commitments ..............................................................            7,608             1,318
Stockholders' equity:
    Series G convertible preferred stock, Designated -- 1,280,000 shares; Issued and outstanding -- 1,280,000 shares at December 31, 1997 and
      September 30, 1998; Liquidation preference-- $10,240,000 .................            1,280             1,280
  Common stock, $0.001 par value Authorized-- 20,000,000 shares; Issued and outstanding  9,377,404 shares and 10,885,728 shares at
      December 31,1997 and September 30, 1998, respectively ....................            9,377            10,885
  Additional paid-in capital ...................................................       29,821,121        51,035,313
  Notes receivable from common stockholders ....................................             (500)               --
  Deferred compensation ........................................................         (710,493)         (574,635)
  Deficit accumulated during the development stage .............................       (7,589,281)      (20,036,752)
                                                                                     ------------      ------------
        Total stockholders' equity .............................................       21,531,504        30,436,091
                                                                                     ------------      ------------
        Total liabilities and stockholders' equity .............................     $ 22,130,008      $ 33,477,380
                                                                                     ============      ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.


                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                                                                         PERIOD FROM
                                                                                                         AUGUST 2,1995
                                       THREE MONTHS ENDED                 NINE MONTHS ENDED             (INCEPTION) TO
                                         SEPTEMBER 30,                       SEPTEMBER 30,               SEPTEMBER 30,
                                     1997              1998             1997               1998             1998
                                 ------------      ------------      ------------      ------------      ------------
Revenues ...................     $     52,609      $    453,079      $     84,122      $    849,428      $    992,969
Operating expenses:
 Research and development...          409,392           831,459         1,300,712         2,200,760         5,356,986
 Selling, general and
  administrative ...........          830,116         3,460,983         2,202,747         7,356,816        11,431,412
 Charges associated with the
  NBC Strategic Alliance
  Agreement ................               --           250,000                --         4,622,580         5,372,580
                                 ------------      ------------      ------------      ------------      ------------
Total operating expenses ...        1,239,508         4,542,442         3,503,459        14,180,156        22,160,978
                                 ------------      ------------      ------------      ------------      ------------
Loss from operations .......       (1,186,899)       (4,089,363)       (3,419,337)      (13,330,728)      (21,168,009)
Interest income ............           34,366           456,912            76,529           883,257         1,131,257
                                 ------------      ------------      ------------      ------------      ------------
Net loss ...................     $ (1,152,533)     $ (3,632,451)     $ (3,342,808)     $(12,447,471)     $(20,036,752)
                                 ============      ============      ============      ============      ============
Basic and diluted net loss
 per share .................     $      (0.51)     $      (0.38)     $      (1.48)     $      (1.43)
                                 ============      ============      ============      ============

Shares used in calculating
  basic and diluted net loss
  per share ................        2,272,949         9,646,574         2,256,800         8,718,586
                                 ============      ============      ============      ============



                             See accompanying notes.

                                  INTERVU INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              PERIOD FROM
                                                                                               AUGUST 2,
                                                                                                  1995
                                                                 NINE MONTHS ENDED           (INCEPTION) TO
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             1997              1998               1998
                                                         ------------      ------------      --------------

OPERATING ACTIVITIES
Net loss .............................................    $ (3,342,808)     $(12,447,471)     $(20,036,752)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Recognition of lapse of NBC's obligation to return
  680,000 shares of Series G convertible preferred
  stock issued under the NBC Strategic Alliance
  Agreement...........................................              --         3,372,580         3,372,580
  Compensation related to stock options ..............              --            22,009            22,009
Amortization of deferred compensation ................         139,506           135,858           409,457
Depreciation and amortization ........................         117,771           314,260           552,787
Changes in operating assets and
    liabilities:
    Accounts receivable ..............................         (50,582)         (344,798)         (433,483)
    Prepaid and other current assets .................            (829)          (18,519)          (88,127)
   Accounts payable ..................................          60,419         1,831,864         2,268,928
   Accrued liabilities ...............................          52,712           619,459           761,477
                                                          ------------      ------------      ------------
Net cash used in operating activities.................      (3,023,811)       (6,514,758)      (13,171,124)

INVESTING ACTIVITIES
Purchases of short term investments...................              --       (21,851,985)      (21,851,985)
Purchases of property and equipment ..................        (268,397)       (1,789,142)       (2,584,784)
Disposal of property and equipment (net) .............              --             7,531             7,531
Other assets .........................................               5           (64,639)          (71,908)
                                                          ------------      ------------      ------------
Net cash used in investing activities ................        (268,392)      (23,698,235)      (24,501,146)
FINANCING ACTIVITIES
Payments on capital leases .........................           (4,698)           (8,538)          (16,602)
Issuance of common stock (net) .....................            1,250        17,821,111        36,403,851
Issuance of preferred stock ........................        3,359,921                --         5,920,352
Advances from stockholders .........................        2,010,000                --         4,341,612
Repurchase of common stock .........................           (1,200)               --            (1,200)
Repayment of stockholder notes receivable ..........            1,065               500             4,182
Deferred offering costs ............................         (223,869)
                                                         ------------      ------------      ------------
Net cash provided by financing activities ..........        5,142,469        17,813,073        46,652,195

Net increase (decrease) in cash and cash
 equivalents .......................................        1,850,266       (12,399,920)        8,979,925
Cash and cash equivalents at beginning of period ...        2,507,822        21,379,845                --
                                                         ------------      ------------      ------------
Cash and cash equivalents at end of period .........     $  4,358,088      $  8,979,925      $  8,979,925
                                                         ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations entered into for
   equipment .......................................     $     27,486      $         --      $     27,486
                                                         ============      ============      ============
  Conversion of advances from stockholders to
  convertible preferred stock ......................     $  2,036,500      $         --      $  4,341,612
                                                         ============      ============      ============
  Issuance of common stock in
   exchange for notes receivable ...................     $         --      $         --      $      5,570
                                                         ============      ============      ============
  Cancellation of stockholder notes receivable .....     $      1,388      $         --      $      1,388
                                                         ============      ============      ============
  Issuance of Series G convertible
    preferred stock as consideration for
    the formation of NBC Strategic Alliance
    Agreement ......................................     $         --      $         --      $      1,280
                                                         ============      ============      ============
  Recognition of lapse of NBC's obligation
    to return 680,000 shares of series G
    convertible preferred stock issued
    under the NBC Strategic Alliance
    Agreement ......................................     $         --      $  3,372,580      $  3,372,580
                                                         ============      ============      ============


                             See accompanying notes.

                                 INTERVU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS


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

2. NEW ACCOUNTING STANDARDS

LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supercedes APB opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic earnings per share ("Basic EPS"), which includes no dilution and is based on weighted average common shares outstanding for the period. Companies with complex capital structures, including InterVU, will also be required to present "Diluted EPS" that reflects the potential dilution from securities such as employee stock options and warrants to purchase common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 2, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects of earnings per share computations of common stock and common stock equivalents issued at prices below the Initial Public Offering ("IPO") price prior to the effectiveness of the IPO.

     Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain earnings per share data. The Company previously considered preferred stock as outstanding in pre-IPO periods from the date of original issuance
"as converted" basis in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings per share for all pre-IPO periods to exclude the impact of preferred shares.

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

                                 INTERVU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS


COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" (SOP 98-1). SOP 98-1 requires that costs associated with developing computer software for internal use be capitalized once capitalization criteria of the SOP have been met. Capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis or other systematic and rational basis that is more representative of the software's use. Impairment should be recognized and measured in accordance with the provisions of FASB Statement NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.


3.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     In June 1998, the Company completed a secondary offering and sold 1,495,000 shares of common stock ($.001 par value) at a price of $13.25 per share. Net proceeds from the offering were $17.8 million.

     STOCK OPTIONS

     In June 1998, the Company established the 1998 stock option plan to grant options to purchase common stock to consultants, employees, officers and directors of the Company. The Company has authorized for grant under the plan stock options to purchase up to 2,000,000 shares of its common stock.

     Under the terms of the plan, non-qualified and incentive options may be granted to consultants, employees, officers and directors at prices not less than 100% of the fair value on the date of the grant. Options generally vest 20% after the first year of employment and daily thereafter for four years. The options expire ten yard from the date of the grant.

As of September 30, 1998 406,500 shares of common stock are subject to outstanding options with an exercise price ranging from %5.25 to $17.75 per share.

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

     The Company has incurred net losses in each fiscal period since its inception and, as of September 30, 1998, had an accumulated deficit of $20.0 million. To date, the Company has not generated any significant revenues, and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. The Company is in the early stages of executing its business model, and the profit potential of the Company's fee based model for the delivery of video content or advertising is unproven in the Internet industry. Because its success is dependent on the growth of the video market on the Internet, as well as the growth of the Internet industry, the Company must, among other things, develop services that are widely accepted by Web-site owners, advertisers and end-users at prices that will yield a profit. There can be no assurance that the Company's services will achieve broad commercial or consumer acceptance.

     As consideration for the strategic alliance with NBC Multimedia, Inc. ("NBC Multimedia"), a subsidiary of National Broadcasting Company, Inc. ("NBC") the Company issued 1,280,000 shares of its Series G Convertible Preferred Stock ("Series G Preferred") to NBC, and NBC Multimedia granted the Company exclusive rights to deliver most NBC audio/video entertainment content from NBC Web sites. NBC Multimedia may terminate the Strategic Alliance Agreement between the Company and NBC Multimedia without cause by giving 90 days prior written notice and by returning 600,000 shares of Series G Preferred (or Common Stock into which such shares of Series G Preferred are converted, as the case may be) if the termination occurs prior to October 10, 1999. The Strategic Alliance Agreement also provides that if NBC Multimedia had terminated the agreement prior to January 10, 1998 and NBC had not, at a minimum, displayed a button or link containing a copy of the Company's logo on the NBC Web site, it would have been required to return all 1,280,000 shares of Series G Preferred. NBC Multimedia is not required to return any shares upon termination until it has received from the Company the $2.0 million of non-refundable payments described below under "-- Liquidity and Capital Resources." The Company will determine the fair value of the Series G Preferred issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G Preferred upon termination of the Strategic Alliance Agreement lapse. Based on these provisions, the Company charged to expense in January 1998 the fair value of 680,000 shares of Series G Preferred (with respect to which NBC's obligation to return such shares upon termination lapsed) in the amount of $3,372,580, and expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred to expense in the quarter ending December 31, 1999. Should the Company renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G Preferred (or Common Stock, as the case may be), the Company would expense the fair value of the shares at that time. The Company believes that the fair value of each share of Series G Preferred will roughly approximate the price per share at which the Common Stock is then trading, multiplied by the .6298 conversion ratio applicable to the Series G Preferred. These non-cash charges are likely to be substantial and are likely to have a material adverse impact on the Company's results of operations in the periods such expenses are recognized.

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

RESULTS OF OPERATIONS

     The financial results for the period from August 2, 1995 (Inception) to September 30, 1998 reflect the Company's initial organizational efforts, research and development activities, capital raising activities and initial deployment of the Company's video delivery service. The Company believes that its limited operating history makes prediction of future results of operations difficult and, accordingly, that its operating results should not be relied upon as an indication of future performance. The Company began to recognize revenue during 1997 and, as such, the Company believes that any comparison of the results of operations for the three and nine months ended September 30, 1998 and 1997 is not meaningful.

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

     Charges associated with the NBC Strategic Alliance Agreement are comprised of a non-cash charge related to the lapse of NBC's obligations to return 680,000 shares of Series G Preferred and non-refundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     Total revenues for the three months ended September 30, 1998 were $453,100 compared with $52,600 for the comparable period in 1997. Total revenue for the nine months ended September 30, 1998 increased to $849,400 from $84,100 for the comparable period in the prior year. The increase in revenues reflect the expansion of the InterVU Network, which provides enhanced delivery of video and other media content over the Internet, live audio and video broadcasts, and other media ads which bring the branding capabilities of major advertising campaigns to the Web. Additional revenue was generated from InterVU's participation in VideoSeeker.com, NBC's Internet video search engine and a series of "Rich Media Day" seminars co-hosted by InterVU and Matchlogic.

     Research and development expenses for the third quarter ended September 30, 1998 increased to $831,500 compared to $409,400 for the same period. Research and development expenses for the nine months ended September 30, 1998 increased to $2.2 million from $1.3 million in 1997. The increase in research and development expenses reflects additions to the Company's research and development staff, an increase in facilities costs and an increase in outside consulting.

     Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $3.5 million and $830,100, respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased to $7.4 million from $2.2 million for the comparable period in the prior year. The increase in 1998 is primarily due to costs associated with bandwidth, expenses relating to trade shows, advertising campaigns, and other sales and marketing efforts, and the expansion of the administrative staff. Increased costs associated with being a publicly traded company also contributed to the increase in these expenses.

     Charges associated with the NBC Strategic Alliance Agreement for the three and nine months ended September 30, 1998 were $250,000 and $4.6 million. No such charges were recorded in the three months and nine months ended September 30, 1997. The charges in the 1998 period reflected (i) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred and (ii) a charge of $1.3 million for a portion of the remaining nonrefundable cash payments due to NBC under the NBC Strategic Alliance Agreement.

     Interest income was $456,900 and $883,300 for the three month and nine months ended September 30, 1998 compared to $34,400 and $76,500 for the comparable period in the prior year. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1997 was the result of higher cash, cash equivalents and short-term investments balances resulting from sales of equity securities.

     The Company's net loss was $3.6 million and $12.4 million for the three and nine months ended September 30, 1998 compared to $1.2 million and $3.3 million for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities. Through September 30, 1998, the Company had raised $46.7 million from the sale and issuance of preferred stock and common stock. At September 30, 1998, the principal source of liquidity for the Company was $30.1 million of cash and cash equivalents and short-term investments.

     The Company has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the nine months ended September 30, 1998 and 1997 was $6.5 million and $3.0 million respectively. Cash used in operating activities in each of these periods was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $23.7 million and $268,400, respectively, primarily representing purchases of short-term investments, capital expenditures for equipment, software development, and furniture and fixtures. Although the Company has no material commitments for capital expenditures, the Company expects to expend significant amounts for equipment, software and fixtures to expand the InterVU Network, much of which it may elect to finance through capital leases.

     Cash provided by financing activities was $17.8 million and $5.1 million for the nine months ended September 30, 1998 and 1997 respectively. This increase is primarily due to $18.6 million in net proceeds from the sale of 1,495,000 shares of common stock at $13.25 per share in a public offering completed on June 17, 1998.

     In connection with the Strategic Alliance Agreement with NBC entered into in October 1997, the Company became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC websites including payments of (i) $750,000 paid on the completion of the initial public offering in November 1997,
(ii) $500,000 paid in April 1998, (iii) $500,000 due in May 1998, and (iv)
$250,000 due in August 1998; provided that all such payments will become immediately due and payable to NBC Multimedia if the Strategic Alliance Agreement is terminated for any reason. Through September 30, 1998 a total of $1.3 million in payments have been made to NBC Multimedia.

       In June 1998, the Company relocated headquarters to an improved and equipped office space subleased in San Diego, CA. The sublease commenced in May 1998 and will expire in June 2003. Over the term of the lease the Company will pay total rents of approximately $1.9 million.

     The Company believes that existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain credit facilities. The Company currently does not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.

                                    PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In August 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its IPO. The effective date of registration of the IPO was November 19, 1997, under Commission file No. 333-33521. The offering was managed by Josephthal Lyon & Ross and Cruttenden Roth and closed on November 23, 1997 after the Company sold an aggregate of 2,210,526 shares of Common Stock in the IPO and Direct Offering. Expenses related to the IPO and Direct Offering incurred through December 31,1997 were as follows:

              Proceeds from IPO.........................................                             $19,000,000
              Proceeds from Direct Offering.............................                               2,000,000
                                                                                                     -----------
              TOTAL PROCEEDS............................................                              21,000,000


              Underwriters' Discount....................................       $1,330,000
              Underwriter's advisor fee.................................          140,000
              Securities and Exchange Commission registration fee.......            8,557
              NASD filing fee...........................................            2,625
              Nasdaq National Market listing fee........................           39,917
              Non-accountable expense allowance.........................          190,000
              Legal fees and expenses...................................          199,054
              Accounting fees and expenses..............................          190,800
              Printing and engraving expenses...........................          168,843
              Blue Sky fees and expenses................................           12,665
              Transfer agent and registrar fees.........................            3,131
              Miscellaneous.............................................          146,385
                                                                               ----------
                TOTAL OFFERING COSTS....................................                               2,431,977
                                                                                                     -----------

              NET PROCEEDS..............................................                             $18,568,023
                                                                                                     ===========


    Since completion of the IPO and Direct Offering in November 1997, the Company has used $10,155,867 of the proceeds in the following manner:

                 Prepayment to NBC Multimedia, an affiliate of the
                 Company, for production, operating and advertising
                 costs associated with certain NBC
                 websites.........................................      $    1,250,000
                 Purchase of property and equipment...............           1,938,907
                 General and administrative and working capital...           1,740,346
                 Research and Development expenditures............           1,714,412
                 Sales & Marketing expenditures ..................           3,512,202

                 Total proceeds used through September 30,1998 ...      $   10,155,867


    Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

             Exhibit
             Number
             ------

             27.1            Financial Data Schedule

          (b) No reports on Form 8-K were filed for the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            InterVU Inc.


           Date:  November 13, 1998         By:  /s/ Harry Gruber
                  -----------------              -------------------------------
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

             Signature                                          Title                                                Date
             ---------                                          -----                                                ----


                                              Chairman of the Board and Chief Executive Officer
/s/ Harry Gruber                              (Principal Executive Officer)                                  November 13, 1998
---------------------------------                                                                            -----------------
    Harry Gruber


                                               Vice President and Chief Financial Officer
/s/ Kenneth L. Ruggiero                       (Principal Financial and Accounting Officer)                   November 13, 1998
---------------------------------                                                                            -----------------
    Kenneth L. Ruggiero
