Form 10-K405
period 1998-12-31
INTERVU INC
filed 1999-03-30
CIK 1011418

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NO. 000-23361
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 15, 1999 was $247,912,000 based on an average of the high and low sales for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock on March 15, 1999 was 10,940,529.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in this Form 10-K in Item 1 -- "Business -- Factors That May Affect Future Performance" and other risks identified from time to time in the Company's filing with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

     InterVU Inc. (referred to herein as the "Company," "INTERVU," "we," "our" and "us" unless the context suggests otherwise) provides Web site owners and content publishers with feature-rich, cost-effective services for the delivery or "streaming" of live and on-demand video and audio content over the Internet. INTERVU's customers use its video and audio distribution services to transmit entertainment, sports, news, business to business, advertising and distance learning content. INTERVU's current customers include Bloomberg, CNN, House of Blues, Intel, Microsoft, MovieFone, MSNBC, NBC, OnRadio, RadioWave.com, Saatchi and Saatchi and Turner Broadcasting.

     INTERVU's streaming media services allow Internet users to, among other things:

     - view news, sports and other events from around the world,

     - listen to live radio broadcasts,

     - watch and listen to specialized content not widely available on television or radio,

     - hear a company's quarterly earnings report live, accompanied by a graphical presentation,

     - view a movie trailer before purchasing a movie ticket, videotape or DVD and

     - watch music videos or listen to songs on demand.

     INTERVU has developed a suite of services that automate the publishing, distribution and programming of video and audio content. Web site owners and content publishers use INTERVU's automated solutions to: (1) more quickly and efficiently add video and audio content to Web sites, (2) avoid purchasing or developing costly software and hardware and hiring employees with video and audio expertise and (3) benefit from the economies of scale INTERVU can generate by buying Internet bandwidth in bulk. INTERVU typically charges its customers monthly fees based on the particular bundle of services to be provided and agreed upon amounts of video content to be stored and delivered.

     The cornerstone of INTERVU's service strategy is a scaleable, patent-pending distribution network. The INTERVU Network uses servers strategically located in major Internet hosting centers. INTERVU's distributed network architecture enables it to deliver streaming content to larger numbers of simultaneous end-users than other service providers can achieve from centrally located servers. The INTERVU Network also allows customers to make large numbers of video and audio files available for on-demand viewing and listening. INTERVU believes that its proprietary software for managing and distributing video and audio content and its use of multiple delivery centers significantly improve the quality, speed and reliability of delivery.

MARKETING AND SALES

     INTERVU employs a variety of marketing methods, including advertising, trade show and conference participation, the INTERVU Web site, sales literature, Internet promotions and placement of its name and logo on customers' Web sites. A key element of INTERVU's marketing strategy is to continue to heighten awareness for the "INTERVU" brand as it expands its sales and marketing activities.

     INTERVU has identified five principal target customer categories:

      -- Entertainment and Sports. INTERVU's largest target market is entertainment providers, especially providers of music, movies and sports. INTERVU believes that entertainment content has the greatest end-user demand and therefore targets providers of this content. INTERVU's entertainment and sports customers include AIME (ComedyNet), House of Blues, MovieFone, MUSICVIDEOS.COM, N2K, NBC, New England Patriots, RadioWave.com, Showtime, Turner Broadcasting, Universal Studios and Warner Brothers.

      -- News and Information. News and information providers increasingly are using the Internet as a distribution channel. End-users also are accessing the Internet as a source for news and information with increasing frequency. INTERVU's current customers in the news market include Bloomberg, CNN, MSNBC and APB Online (police scanners in multiple cities). CNN.com and INTERVU recently entered into an agreement for INTERVU to provide all of CNN.com's live Internet video broadcasts.

      -- Business to Business. INTERVU believes there is a growing market for video and audio used in business to business communications on the Internet. The business to business market consists of investor relations, internal corporate communications, business training, online sales, conferences and tradeshows and government. For example, INTERVU provides a virtual private network that allows Saatchi and Saatchi to share work in progress with customers and employees. INTERVU provides a similar service to BMG which archives recordings of over 8,000 CDs, allowing retailers to preview music CDs and packaging before placing orders.

      -- Advertising. INTERVU believes that Internet advertisements will move increasingly toward ads that include video and audio streams because these ads are more engaging to consumers than static advertisements. INTERVU believes advertisements containing video also increase "click through" from the host Web site to the advertiser's own site. INTERVU provides a variety of multimedia formats to meet the needs of advertisers, including Macromedia Shockwave, Macromedia Flash and V-Banners, the last of which is INTERVU's own video banner advertising technology.

      -- Distance Learning. The distance learning market is growing each year as more higher education institutions put courses online to reach students who otherwise would be unable to attend because of access limitations or lack of institutions in students' home towns. INTERVU believes that its presentation broadcasting service, INTERVU Presents, is well suited to meet the needs of distance learning providers. INTERVU also is seeking to develop relationships with companies that provide distance learning products, which will resell INTERVU's services to their customers.

     INTERVU employs a dedicated sales force of 30 sales professionals to sell its audio and video distribution services. INTERVU plans to significantly expand its sales force during 1999 both in its current geographic markets and new markets. INTERVU divides its sales representatives into groups, with each group selling services to only one of INTERVU's target customer categories. INTERVU believes that it can more effectively sell its services by using sales professionals who specialize in a single target customer category. INTERVU has a sales office or presence in San Diego, San Francisco, New York, Chicago, Los Angeles, Atlanta and Detroit and plans to add a sales presence in Seattle, Denver and the Mid-Atlantic region in 1999. INTERVU also seeks to leverage its relationships with other Internet companies that resell INTERVU's delivery services.

INTERVU SERVICE SOLUTIONS

     INTERVU provides live Webcasting and video and audio on-demand. Live Webcasting includes both live events and 24-hour per day streaming services such as continuous radio broadcasts. On-demand services allow INTERVU customers to store video and audio clips on the INTERVU Network and to make them available to end-users through their Web sites. INTERVU is a full-service provider, offering all of the services necessary for both live Webcasting and video and audio on-demand, including production, encoding, uplinking, Web site integration, distribution, audience building, reporting and archiving. INTERVU supports and enhances these services with the following software solutions and other services:

INTERVU Workbench

     INTERVU Workbench allows customers with large amounts of content to publish video and audio clips to their Web pages, rapidly generate new pages that offer end-user access to the clips, link the clips to files containing searchable identifying information about the clip and collect usage data on a clip by clip basis. INTERVU currently provides these services to NBC's VideoSeeker Web site. INTERVU is marketing a version of this publishing and reporting solution to other customers.

INTERVU AUDIENCE

     INTERVU AUDIENCE, an Internet audience management system, provides Web site owners with an easy to use, comprehensive solution for bringing people to live events. INTERVU AUDIENCE includes an automated e-mail ticketing function and generates a desktop reminder before the requested event. INTERVU AUDIENCE then launches the end-user's browser, takes the end-user to the Web page with the video or audio content, launches the appropriate streaming media player and starts the audio or video stream. INTERVU AUDIENCE also simplifies the posting of multimedia content on the Internet by combining publishing features with automated labeling of the files, which allows end-users to quickly find video and audio through a directory function. INTERVU AUDIENCE also incorporates the processor serial number feature of Intel's Pentium III processor, designed to provide INTERVU customers with the ability to limit access to certain events and on-demand clips to recognized serial numbers. INTERVU AUDIENCE also allows Web site owners to:

     - customize the presentation of content on their Web sites,

     - program and schedule events on their Web sites,

     - conduct pay-per-view events and

     - track content usage, which enables Web site owners to make more effective programming decisions.

INTERVU Presents

     INTERVU Presents enables Web site owners to distribute video and audio presentations with synchronized Microsoft PowerPoint slides over the Internet. This service is intended primarily for businesses and educational institutions. INTERVU Presents includes a fully automated registration process to manage end-user access to the content. In addition, INTERVU Presents interfaces with the processor serial number feature of Intel's Pentium III processor, enabling Web site owners to limit end-user access to confidential presentations. Among other things, this security feature is designed to allow businesses to conduct confidential sales training, business meetings and investor roadshows and presentations.

V-Banner

     V-Banners enable Web site owners and advertisers to more easily integrate video into Web sites by turning an ordinary Internet advertising banner into a video display. INTERVU's V-Banners are compatible with most video players currently used by end-users. This enables INTERVU's advertising customers to reach most end-users with their video advertisements.

Production Services

     INTERVU provides production services for Web site owners that deliver content through INTERVU. These production services include filming and producing live events that Web site owners broadcast over the Internet. INTERVU's customers have used its production services to broadcast events such as NASA's coverage of the John Glenn Space Shuttle Discovery Launch, the X-Files movie premier, the National Association of Television Program Executives' (NATPE) conference and various Turner Broadcasting productions.

Encoding Services

     INTERVU offers encoding and compression services to its customers through its internal staff and through a subcontracting relationship with Encoding.com. INTERVU offers encoding in a number of digital formats, including MPEG, Quicktime, AVI, Vivo, Microsoft's Media Player and RealNetworks' G2 Player.

INTERVU NETWORK

     INTERVU uses the INTERVU Network as the cornerstone for providing video and audio distribution solutions to INTERVU customers. The INTERVU Network uses proprietary software, systems and processes to manage large amounts of content stored on more than 100 servers in Internet hosting centers. The INTERVU Network's dispersed network architecture enables INTERVU to deliver streaming content to larger numbers of simultaneous end-users than other service providers can achieve from centrally located servers. Our dispersed network architecture is designed to more evenly distribute streaming media traffic across the Internet infrastructure. INTERVU has received three notices of allowance on patents that cover the design and operation of INTERVU's dispersed network and the method by which video files are indexed and retrieved.

     The INTERVU Network enables Web site owners to provide video and audio to end-users more cost-effectively and conveniently than through traditional Internet distribution mechanisms. Customers deliver video and audio to the INTERVU Network instead of managing large video and audio files and maintaining expensive hardware. To an end-user visiting an INTERVU customer's Web site, the content appears to come directly from that site, rather than from INTERVU. INTERVU provides software for the customer's Web site that links end-users to the INTERVU Network.

Reduces Transmission Time and Improves Quality

     INTERVU's use of delivery centers in multiple Internet hosting centers provides significant advantages in multimedia delivery. Through the use of INTERVU's Smart Mirror technology, the INTERVU Network helps users bypass bottlenecks on the Internet by determining which of its servers is "electronically closest" to the end-user and sending the video from that location. The electronically closest server is the one that provides the best combination of delivery time and quality.

Scaleable Network

     The delivery servers on the INTERVU Network consist of a title manager and multiple "video pumps" which are designed to optimize and manage the delivery of video and audio over the Internet. The title manager contains INTERVU's patent pending software and acts as the "brain" of the network. The video pumps are computers that have been customized to accelerate video and audio delivery. The title manager selectively stores, allocates and replicates video and audio content among the pumps based on end-user demand and directs end-users' requests for multimedia content to the video pump capable of responding most quickly to the request. Because the delivery centers use off-the-shelf hardware and INTERVU software, INTERVU can add additional centers to the network quickly and cost-effectively. This enables INTERVU to deploy network resources as additional scale becomes necessary.

Fully Compatible With Leading Multimedia Players

     INTERVU's All Eyes software allows its customers to reach nearly all end-users, regardless of the multimedia player software used. All Eyes software determines the capabilities of the end-user's software and ensures that any video and audio requested can be played by the end-user's multimedia player even if the end-user has not downloaded All Eyes software. By contrast, traditional methods of Internet video and audio distribution limit the number of end-users able to view multimedia content to those who have the appropriate software for a specific encoding format.

End-User Software Technologies

     In conjunction with its automated delivery solutions, INTERVU provides its EyeQ Multimedia Manager software package. This package includes MPEG video players, as well as INTERVU's Get Smart technology. Get Smart installs and manages the EyeQ multimedia software and keeps end-users' computers current with other multimedia software players, such as Microsoft's MediaPlayer, RealNetworks' G2 Player, Vivo, VDO and Apple Computer's QuickTime. With a single mouse click, Get Smart downloads and installs software updates to the end-user's computer from the Internet. Both the EyeQ Multimedia Manager and Get Smart are available via INTERVU's Web site or its customers' Web sites.

KEY WORKING RELATIONSHIPS

     INTERVU seeks to leverage its relationships with key customers to support the development of its automated delivery solutions and build INTERVU's brand identity.

     In October 1997, INTERVU entered into a strategic alliance with NBC Multimedia and became the exclusive distributor of most NBC entertainment multimedia content over NBC Internet sites. The NBC strategic alliance agreement provides for revenue sharing from the VideoSeeker Web site, which offers end-users a single source for online multimedia entertainment and information. INTERVU created the automated video search engine and directory functions used on the VideoSeeker site and developed the proprietary software underlying the site. A major benefit to INTERVU of the strategic relationship with NBC is the opportunity VideoSeeker provides INTERVU to develop and test new solutions for multimedia publishing and delivery.

     INTERVU also has worked with Intel and Microsoft to integrate their products into INTERVU's delivery solutions. For example, INTERVU has integrated the security features of Intel's Pentium III Processor into INTERVU AUDIENCE and INTERVU Presents to limit end-user access to certain events, on-demand clips and presentations. INTERVU also has incorporated the features of Microsoft's PowerPoint presentation software into INTERVU Presents to allow Web site owners to integrate PowerPoint slides into streaming video presentations.

     Moreover, INTERVU has established co-marketing arrangements with key customers that provide INTERVU with the opportunity to promote its brand identity by placing its logo on the customer's Web site next to the video being delivered. For example, as part of INTERVU's agreement to provide video services for CNN.com's live news coverage, CNN has agreed that INTERVU's banners will appear on CNN.com/videoselect and in CNN's live video pop-up windows.

COMPETITION

     The market for Internet services is relatively new, rapidly evolving and highly competitive. INTERVU expects that competition will continue to intensify. The streaming media distribution industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Although INTERVU believes it is the only company utilizing a dispersed network supported by automated software solutions to deliver multimedia content over the Internet, INTERVU faces substantial competition from a number of companies. These competitors include: (1) Internet service providers, (2) Web sites and content publishers, (3) hardware and system vendors and (4) companies that utilize other streaming technologies. INTERVU currently competes to a large extent with Web site owners and content publishers that employ in-house technical personnel to develop streaming media technology and to manage their streaming media. INTERVU's competitors also include the service divisions of Broadcast.com and RealNetworks. However, unlike these competitors, INTERVU does not compete with its customers for Web site traffic or sell software. Competitive factors in the Internet streaming media distribution market include the quality and reliability of service, price, customer support, brand recognition and traffic flow directed to Web sites. See "-- Factors that May Affect Future Performance -- We Face Significant Competition" for further discussion of the competitive conditions facing INTERVU.

SOFTWARE DEVELOPMENT; INTELLECTUAL PROPERTY

     INTERVU develops most of its technologies in house and maintains a software development staff of 32 people that designs and develops INTERVU's new services. INTERVU had research and development expenses of approximately $1.4 million in 1996, $1.7 million in 1997 and $3.2 million in 1998. INTERVU believes that by performing most of its software development in house it can more quickly and cost-effectively develop new and innovative technologies and services. As a result, INTERVU believes it is better equipped to incorporate customer preferences identified by INTERVU's marketing and sales groups into development plans.

     INTERVU regards its technology as proprietary and attempts to protect it with patents, copyrights, trade secret laws, restrictions on disclosure and other methods. The U.S. Patent & Trademark Office has issued to INTERVU notices of allowance for three patents covering the management, distribution and delivery of multimedia content over the Internet as well as the architecture of the INTERVU Network. INTERVU has nine United States patent applications and four international patent applications pending. INTERVU also is in the process of preparing additional patent applications for its technology.

     INTERVU pursues registration of its trademarks and service marks in the U.S. as well as other countries, although it has not secured registration of all of its marks. As of March 29, 1999, INTERVU had one registered U.S. trademark and had applications pending for an additional 14 U.S. trademarks.

EMPLOYEES

     As of March 15, 1999, INTERVU had 120 full-time employees, of whom 32 were in software development, 42 in operations, 34 in sales and marketing and 12 in administration. None of INTERVU's employees is represented by a labor union, and INTERVU considers its relations with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     You should carefully consider the following risk factors, in addition to the other information set forth in this prospectus, before purchasing shares of common stock of INTERVU. Each of these risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

     WE HAVE A LIMITED OPERATING HISTORY. INTERVU was incorporated in August 1995 and launched the INTERVU Network in December 1996. INTERVU did not emerge from the development stage until 1998. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the delivery of video and audio over the Internet. Our success will depend on many factors, including, but not limited to, the following:

     - the growth of the market for streaming media content on the Internet,

     - our ability to implement our growth strategy, especially our sales and marketing efforts,

     - our ability to retain existing customers and attract a significant number of new ones,

     - the introduction of new technologies and Internet services by us and our competitors,

     - price competition,

     - market acceptance of our pricing structure,

     - our ability to attract, retain and motivate qualified personnel and

     - general economic conditions.

     We may not successfully implement our growth strategies or successfully address these risks and uncertainties. If we fail to do so, it could materially harm our business and impair the price of our common stock. Even if we accomplish these objectives, we may not generate positive cash flow or profits in the future. Moreover, variations in these factors also may cause our quarterly operating results to fluctuate significantly in the future. As a result, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. Failure to meet these expectations could impair the price of our common stock.

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. Since the formation of our company, we have incurred substantial net losses. As of December 31, 1998, we had an accumulated deficit of $23.3 million. As we continue to implement our growth strategy, we intend to spend significant amounts on sales and marketing, research and development and general and administrative activities. We expect that we generally will incur these costs in advance of anticipated related revenues, which may further increase operating losses in certain periods. As a result of our expansion, we expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future. It is possible that we may never achieve favorable operating results or profitability.

     In addition, under the terms of our strategic alliance agreement with NBC, NBC acquired shares of our Series G Preferred Stock, which, under some circumstances must be returned to us. As the requirement to return shares to us lapses, we must incur a non-cash charge for the fair value of those shares of Series G Preferred Stock for which this requirement has lapsed. In January 1998, we expensed $3.4 million for the then fair value of 680,000 shares of Series G Preferred Stock and expect to expense the then fair value of the remaining 600,000 shares of Series G Preferred Stock during the fourth quarter of 1999. Should INTERVU breach, renegotiate or waive this requirement, removing NBC's obligation to return the shares of Series G Preferred Stock, INTERVU would expense the fair value at that time. This non-cash charge is expected to materially adversely affect our results of operations in the period we recognize the expense, which could impair the price of our common stock.

     WE FACE MARKET ACCEPTANCE RISKS. Our services are highly specialized and are designed solely to meet Web site owners' Internet video and audio delivery needs. The market for streaming media content on the Internet has only recently developed, is rapidly evolving and thus far has been limited. Demand for streaming media content on the Internet must develop further in order to offer significant revenue opportunities for video and audio distribution service providers such as INTERVU. If Internet-based content incorporating streaming media technology does not become widely adopted by Web site owners, it would materially harm our business, which would impair the price of our common stock.

     Many of our customers may cease using our services either without notice or upon short notice, including customers with which we have contracts. For example, NBC may terminate its strategic alliance agreement with us for any reason upon 90 days prior notice. If we were to lose certain customers that are well known in their industry, it could adversely affect our ability to retain customers and attract new ones.

     WE FACE CHALLENGES MANAGING OUR GROWTH. We have rapidly expanded our operations since INTERVU was founded in August 1995. In connection with the expansion of our operations, we have grown from 34 employees on October 15, 1997 to 120 employees on March 15, 1999. We also plan to significantly expand our sales and marketing and research and development activities, hire a significant number of additional employees, expand our internal management, technical, information, accounting and billing systems and establish additional sales offices. In addition, we plan to expand the infrastructure of the INTERVU Network by investing in additional software and hardware consisting primarily of additional servers. This rapid expansion may place increasing strains on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. In order to successfully manage our growth we must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to manage our growth effectively, it could materially harm our business and impair the price of our common stock.

     WE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES. The markets for Internet services are characterized by:

     - rapidly changing technologies,

     - changing customer demands,

     - frequent new product introductions and

     - evolving industry standards.

     The emerging nature of Internet products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our services and the INTERVU Network. We may not successfully respond quickly or cost-effectively to these developments. We also may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than ours or that are more cost-effective than our services. In addition, the widespread adoption of new technologies could require substantial expenditures by us to modify or adapt our technology. Furthermore, new or emerging technologies such as satellite transmission of content may reduce demand for our services.

     WE FACE SIGNIFICANT COMPETITION. The market for Internet-based services is relatively new, rapidly evolving and highly competitive. We expect that competition will continue to intensify. The streaming media industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. We face substantial competition from a number of companies. These companies include: (1) Internet service providers, (2) Web sites and content publishers, (3) hardware and system vendors and (4) companies that utilize other streaming technologies. We currently compete to a large extent with Web site operators and content publishers that employ in-house technical personnel to develop streaming media technology and manage their streaming media. We expect competition from other types of competitors to increase significantly. Our competitors also include the service divisions of Broadcast.com and RealNetworks.

     Competitive factors include:

     - the quality and reliability of services,

     - ease of use and compatibility with existing network components and software systems,

     - content quality,

     - transmission speed,

     - ability to expand capacity,

     - traffic flow directed to Web sites,

     - price of services,

     - the level of customer support offered and

     - brand recognition.

     Since our business is dependent on the overall success of the Internet as a communication medium, we also compete with traditional media such as radio and television. Many of our competitors and potential competitors have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition and more established relationships with content providers than INTERVU.

     WE RUN THE RISK OF SYSTEM FAILURE AND FACE SECURITY RISKS. Our success in marketing our services requires us to provide reliable service. Our operations depend on our ability to protect our networks from physical damage, power loss, capacity limitations, software defects and other factors, many of which are beyond our control. Our ability to provide reliable services also depends on the reliability of Internet service providers and online service providers, which have in the past had periodic operational problems or experienced outages. We expect these problems and outages to continue to occur periodically. Any of the foregoing could impair our customer satisfaction, lead to a loss of customers or increase our costs, which could materially harm our business and impair the price of our common stock.

     The INTERVU Network may be vulnerable to unauthorized access, computer viruses and other disruptive problems despite our implementation of security measures. Computer viruses or problems caused by third parties, such as hackers, could lead to interruptions, delays or termination of service to our customers. To alleviate problems caused by computer viruses or security breaches, we may have to interrupt, delay or cease service to our customers, which could materially harm our business. Security breaches or problems caused by computer viruses also could materially impair customer acceptance of our services.

     THE INTERNET MAY FAIL TO SUPPORT AN INCREASING NUMBER OF USERS. The wide-spread commercial use of the Internet is a relatively new development. Critical issues regarding the stability of the Internet's infrastructure remain unresolved. For example, the rapid rise in the number of Internet users and increased transmission of multimedia content over the Web continues to place increasing strains on the Internet's communications and transmission infrastructures. If these trends continue it could lead to significant declines in transmission speeds and reliability of the Internet, reducing the usage of the Internet by businesses and individuals. The failure of the Internet to support an increasing numbers of users could materially harm our business and impair the price of our common stock.

     WE FACE RISKS RELATING TO FUTURE ACQUISITIONS AND INVESTMENTS. As part of our growth strategy, we may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions would expose us to additional risks. In particular, risks associated with the acquisition of high-technology companies include:

     - the difficulty of assimilating and integrating the operations and personnel of the combined companies,

     - the potential disruption of our ongoing business,

     - our inability to retain key technical, managerial and sales personnel,

     - the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies and

     - the diversion of management's attention during the acquisition and integration process.

     We do not have significant experience in the identification and management of acquisitions. If we are unable to successfully address any of the foregoing risks, it could materially harm our business and impair the price of our common stock.

     WE DEPEND ON KEY PERSONNEL. Given our company's early stage of development, we depend on the performance and efforts of our senior management team and other key employees. Our senior management includes Harry E. Gruber, our Chief Executive Officer and Chairman of the Board, Brian Kenner, our Vice President and Chief Technology Officer, Kenneth L. Ruggiero, our Vice President and Chief Financial Officer, and Edward L. Huguez, our Vice President and Chief Operating Officer. If we lost the service of any of our senior management or other key employees it could materially harm our business and impair the price of our common stock. We do not have employment agreements with any of our officers or employees.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD AFFECT OUR BUSINESS. We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that laws may be adopted regarding the Internet, any of which could materially harm our business. These laws may relate to issues such as user privacy, pricing, content, copyrights, distribution of products, characteristics of products and quality of products and services. Furthermore, the growth and development of Internet commerce may lead to more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase the cost of doing business. Also, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is ambiguous and may take years to resolve.

     Although we do not actively program or edit the content on our network, we could be held liable if customers use our network to distribute content deemed to be indecent or obscene. While we do not actively market our services to sites that host adult video content, one or more of our customers may use our services to transmit this type of content. Even though the United States Supreme Court has upheld lower court decisions declaring the anti-indecency provisions of the Telecommunications Act of 1996 unconstitutional, the law relating to liability for transmitting obscene or indecent material over the Internet remains unsettled. The imposition of potential liability for materials distributed through the Internet could require us to implement measures to reduce our exposure to this liability. These measures may require the expenditure of substantial resources or the discontinuation of some services, which could materially harm our business and impair the price of our common stock.

     WE FACE RISKS RELATING TO INTELLECTUAL PROPERTY RIGHTS. Our success depends on our internally developed technologies and other intellectual property. We regard our technology as proprietary and attempt to protect it with patents, copyrights, trade secret laws, restrictions on disclosure and other methods. The U.S. Patent & Trademark Office has issued notices of allowance on three of our patent applications, which cover the management, distribution and delivery of video and audio content over the Internet as well as the architecture of the INTERVU Network. Some or all of these patents may not be issued. Even if they are issued, they may not sufficiently protect our technology. If any patents are not issued or if they fail to provide protection to our technology, it may make it easier for our competitors to offer technology equivalent or superior to ours. In addition, we have nine United States patent applications and four international patent applications pending. We are also in the process of preparing additional patent applications for our technology. We cannot assure you that any patent will issue from these applications.

     We commonly enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization. Third parties may also develop similar technology independently.

     We have applied for registration of a number of key trademarks and service marks such as "INTERVU," "INTERVU AUDIENCE," "INTERVU Presents," "V-Banner," "Smart Mirror," "Virtual URL" and the INTERVU logo. We also intend to introduce new trademarks and service marks. We may not be successful in obtaining registration for one or more of these trademarks. Furthermore, we cannot assure you that any trademark or service mark obtained will sufficiently protect our rights.

     We may need to resort to litigation in the future to enforce or to protect our intellectual property rights, including our patent and trademark rights. Moreover, our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If any of these claims, conflicts or infringements should arise, we would have to defend ourselves against the challenge. This type of litigation could result in substantial costs and the diversion of resources. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could materially harm our business and impair the price of our common stock.

     YEAR 2000 ISSUES COULD AFFECT OUR BUSINESS. We face risks arising from Year 2000 issues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000" for discussion of these risks.

     WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, currently are highly volatile. Factors that may have a significant effect on the market price of our common stock, many of which are beyond our control, include:

     - fluctuations in our operating results,

     - announcements of technological innovations,

     - new products or services offered by our competitors,

     - analysts' reports and projections,

     - changes in the market valuations of other Internet companies,

     - announcements by us or our competitors relating to significant acquisitions, strategic relationships, joint ventures, capital commitments or customer relationships,

     - our ability or failure to implement our growth strategy,

     - stock market price and volume fluctuations generally,

     - regulatory developments,

     - additions or departures of key personnel and

     - sales of our common stock by us or our stockholders.

Fluctuations in the market price of our common stock may in turn adversely affect (1) our ability to complete any targeted acquisitions, (2) our access to capital and financing and (3) our ability to attract and retain qualified personnel. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation against that company often results. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially harm our business.

     WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS. Some of the provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could discourage, delay or prevent an acquisition of our company at a premium price. These provisions:

     - permit the Board of Directors to increase its own size and fill the resulting vacancies,

     - provide for a staggered board,

     - authorize the issuance of "blank check" preferred stock,

     - limit the removal of directors by the stockholders to removal for cause,

     - require a supermajority stockholder vote to effect some amendments to our Certificate of Incorporation and Bylaws,

     - limit the persons who may call special meetings of stockholders,

     - prohibit stockholder action by written consent and

     - establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

     SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE. The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that such sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock. As of March 15, 1998, 10,940,529 of our shares of common stock are outstanding. All of these shares are eligible for sale in the public market, including shares of restricted stock that have not yet vested but will be eligible for sale upon vesting. Also, 806,144 shares of our common stock issuable upon conversion of the Series G Preferred Stock are eligible for sale under Rule 144 under the Securities Act of 1933. An additional 2,231,789 shares of common stock are issuable upon the exercise of options and warrants, although a substantial number of our options currently are subject to vesting.

     EXISTING STOCKHOLDERS HAVE SIGNIFICANT INFLUENCE. Our present executive officers and directors and their affiliates beneficially own approximately 32.5% of our outstanding common stock. As a result, these stockholders may significantly influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

ITEM 2. PROPERTIES

     INTERVU is headquartered in facilities consisting of approximately 23,575 square feet in San Diego, California, under a sublease expiring in 2003. Additionally, INTERVU maintains offices in New York City, San Francisco and Chicago.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, INTERVU may be involved in litigation arising in the ordinary course of its business. INTERVU is not presently a party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitations of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol ITVU. Trading of the Company's common stock commenced on November 20, 1997. The following table represents the quarterly high and low sales prices of shares of common stock as reported by The Nasdaq Stock Market since the stock commenced trading.

                                                              HIGH    LOW
                                                              ----    ---
Fourth Quarter (November 23, 1997 to December 31, 1997).....   10 1/4  8 1/8
First Quarter 1998..........................................   14 1/2  7 5/8
Second Quarter 1998.........................................   32 3/8 12 5/8
Third Quarter 1998..........................................   21 1/2  5 1/8
Fourth Quarter 1998.........................................   19 1/2  6

     As of March 15, 1999, there were 124 holders of record of the Company's common stock.

     The Company has never declared dividends or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future.

     In August 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its initial public offering ("IPO"). The effective date of registration of the IPO was November 19, 1997, under Commission file No. 333-33521. The offering was managed by Josephthal Lyon & Ross and Cruttenden Roth and closed on November 23, 1997 after the Company sold an aggregate of 2,210,526 shares of Common Stock in the IPO and a direct offering to NBC Multimedia, Inc. Expenses related to the IPO and direct offering incurred through December 31, 1997 were as follows:

Proceeds from IPO..................................                $19,000,000
Proceeds from Direct Offering......................                  2,000,000
                                                                   -----------
          TOTAL PROCEEDS...........................                 21,000,000
Underwriters' Discount.............................  $1,330,000
Underwriter's advisor fee..........................     140,000
Securities and Exchange Commission registration
  fee..............................................       9,000
NASD filing fee....................................       2,000
Nasdaq National Market listing fee.................      40,000
Non-accountable expense allowance..................     190,000
Legal fees and expenses............................     199,000
Accounting fees and expenses.......................     191,000
Printing and engraving expenses....................     169,000
Blue Sky fees and expenses.........................      13,000
Transfer agent and registrar fees..................       3,000
Miscellaneous......................................     146,000
                                                     ----------
          TOTAL OFFERING COSTS.....................                  2,432,000
                                                                   -----------
NET PROCEEDS.......................................                $18,568,000
                                                                   ===========

     Since completion of the IPO and direct offering in November 1997, the Company has used $14,042,000 of the proceeds in the following manner:

Payment to NBC Multimedia, for production, operating and
  advertising costs associated with certain NBC websites....  $ 1,250,000
Purchase of property and equipment..........................    2,537,000
General and administrative and working capital..............    2,573,000
Research and Development expenditures.......................    2,878,000
Sales & Marketing expenditures..............................    4,804,000
                                                              -----------
          Total proceeds used through December 31, 1998.....  $14,042,000
                                                              ===========

     Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of INTERVU. We have prepared this information using the financial statements of INTERVU for the period from August 2, 1995 (inception) to December 31, 1995 and for three years ended December 31, 1998. The financial statements for the period from August 2, 1995 (inception) to December 31, 1995 and for the three years ended December 31, 1998 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the Commission, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 PERIOD FROM
                                                AUGUST 2, 1995
                                                (INCEPTION) TO
                                                 DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                --------------   ------------------------------------
                                                     1995           1996         1997         1998
                                                --------------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues....................................       $ --        $       --   $      144   $    1,712
  Operating expenses:
     Research and development.................         33             1,420        1,703        3,154
     Selling, general and administrative......         16               910        3,148       10,892
     Charges associated with the NBC Strategic
       Alliance Agreement(1)..................         --                --          750        4,622
                                                     ----        ----------   ----------   ----------
  Total operating expenses....................         49             2,330        5,601       18,668
                                                     ----        ----------   ----------   ----------
  Loss from operations........................        (49)           (2,330)      (5,457)     (16,956)
  Interest income.............................          3                52          192        1,246
                                                     ----        ----------   ----------   ----------
  Net loss....................................       $(46)       $   (2,278)  $   (5,265)  $  (15,710)
                                                     ====        ==========   ==========   ==========
  Basic and diluted net loss per share(2).....                   $    (0.66)  $    (0.95)  $    (1.73)
                                                                 ==========   ==========   ==========
  Shares used in computing basic and diluted
     net loss per share(2)....................                    3,441,000    5,571,000    9,074,000
                                                                 ==========   ==========   ==========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                1996         1997         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments........   $ 2,508      $21,380      $27,046
  Working capital..........................................     2,365       20,947       24,799
  Total assets.............................................     2,776       22,130       30,364
  Long-term liabilities....................................        27            7           --
  Total stockholders' equity...............................     2,597       21,532       27,313

---------------
(1) In January 1998, INTERVU expensed the then fair value of 680,000 shares of the Series G Preferred Stock in the amount of $3.4 million. INTERVU expects to expense the then fair value of the remaining 600,000 shares of Series G Preferred Stock during the fourth quarter of 1999. The charges also include $750,000 and $1,250,000 in nonrefundable cash payments due to NBC under the strategic alliance agreement expensed during the fourth quarter of 1997 and during 1998, respectively.

(2) See Note 1 of Notes to Financial Statements for an explanation of the number of shares used in computing basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption "Item 1.
Business -- Factors that May Affect Future Performance."

OVERVIEW

     INTERVU provides Web site owners and content publishers with services for the delivery or "streaming" of live and on-demand video and audio content over the Internet. INTERVU's customers use its video and audio distribution services to transmit entertainment, sports, news, business to business, advertising and distance learning content. INTERVU's services automate the publishing, distribution and programming of video and audio content.

     Revenues

     INTERVU derives revenues from delivering live and on-demand video and audio content over the Internet and providing related services, including production, encoding, uplinking, Web site integration, distribution, audience building, reporting and archiving. INTERVU typically charges its customers fees with fixed and variable components. The fixed component consists of a monthly fee based on the particular bundle of services provided and an agreed upon amount of content to be stored and streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, INTERVU typically charges variable fees based on the amount by which content delivered exceeds the agreed upon amount. For customers for which INTERVU performs specific projects, it charges a combination of fixed and variable fees depending on the project. INTERVU also derives revenues from consulting services relating to streaming media technologies, although this is not expected to constitute a material portion of INTERVU's revenues.

     Expenses

     INTERVU's expenses consist of research and development and selling, general and administrative expenses. Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, allocated costs of facilities and depreciation and amortization of capital equipment. Research and development expenses to date have been focused in three areas: (1) development of software to improve the INTERVU Network's ability to deliver video and audio content, (2) development of software to analyze Internet performance and redirect individual end-users to optimal servers and (3) development of software to help Web sites publish and promote their events.

     Selling, general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. Also included are the costs INTERVU incurs for bandwidth. INTERVU expects that as it adds additional customers, the corresponding increase in video delivery volumes will allow INTERVU to generate economies of scale relative to its bandwidth costs because it will be able to obtain larger volume discounts. To the extent that INTERVU does not realize such economies of scale, INTERVU's business will be adversely affected.

     As INTERVU expands its business in 1999 and beyond, its research and development and selling, general and administrative expenses will increase substantially. Research and development expenses will increase as INTERVU adds engineers to its in-house software development team. INTERVU's selling, general and administrative expenses will increase as INTERVU, among other things, hires additional personnel, increases its advertising expenditures and establishes additional sales offices.

     INTERVU also expects to expand the INTERVU Network by adding servers in additional Internet hosting centers. INTERVU will depreciate equipment added to the INTERVU Network over the useful life of the asset and include this expense in selling, general and administrative expense.

     NBC Strategic Alliance

     In connection with entering into a strategic alliance with NBC Multimedia, Inc., INTERVU issued 1,280,000 shares of its Series G Convertible Preferred Stock to NBC. INTERVU charged $3.4 million to expense in January 1998, representing the fair value of 680,000 shares of Series G Preferred Stock at the time NBC's obligation to return those shares lapsed. INTERVU expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred Stock to expense during the fourth quarter of 1999 when NBC's obligation to return those shares is expected to lapse, although if INTERVU breaches, renegotiates or removes the provision of the NBC strategic alliance agreement relating to this obligation, it may need to expense the charge at that time. INTERVU believes that the fair value of each share of Series G Preferred Stock will roughly approximate the price per share at which INTERVU's common stock is then trading, multiplied by the 0.6298 conversion ratio applicable to the Series G Preferred Stock. The non-cash charge with respect to the remaining 600,000 shares of Series G Preferred Stock is expected to be substantial and to materially impact INTERVU's results of operations in the period the expense is recognized. NBC Multimedia is not required to return any shares upon termination until it receives $2.0 million of non-refundable payments from INTERVU.

RESULTS OF OPERATIONS

     INTERVU has incurred net losses in each fiscal period since its inception and, as of December 31, 1998, had an accumulated deficit of $23.3 million. To date, INTERVU has not generated any significant revenues, and, as a result of the significant expenditures INTERVU plans to make as described above, INTERVU expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

  1998 Compared to 1997

     Total revenue for 1998 increased to $1.7 million from $144,000 in the prior year. The increase in revenues reflects the expansion of INTERVU's streaming media services. INTERVU also generated additional revenue from its services to NBC's VideoSeeker Web site and from consulting and seminar management services.

     Research and development expenses for 1998 increased to $3.2 million from $1.7 million in the prior year. The increase in research and development expenses was attributable to the increase in personnel and related expenses.

     Selling, general and administrative expenses for 1998 increased to $10.9 million from $3.1 million in the prior year. The increase was attributable primarily to an increase of $4.3 million in personnel and associated costs, an increase of $1.3 million in expenditures for trade shows and other marketing efforts, an increase of $529,000 in consulting fees, an increase of $554,000 for bandwidth costs and an increase of $382,000 for travel and entertainment expenses.

     Charges associated with the NBC strategic alliance agreement for the year ended December 31, 1998 increased to $4.6 million from $750,000 in the prior year. The charges in the 1998 period reflected (1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred Stock to INTERVU and (2) a charge of $1.3 million relating to nonrefundable cash payments due to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions to be placed by INTERVU on NBC Internet sites. The 1997 charges reflected the payment of $750,000 of nonrefundable cash payments to NBC Multimedia under the strategic alliance agreement.

     Interest income for 1998 increased to $1.2 million from $192,000 in the prior year. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1997 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

     INTERVU's net loss for 1998 increased to $15.7 million from $5.3 million for the prior year.

     INTERVU has not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 1998. The utilization of these losses and credits is contingent upon INTERVU's ability to generate taxable income in the future. Because of that uncertainty, INTERVU has recorded a full valuation allowance with respect to these deferred tax assets. See Note 7 of Notes to Financial Statements for further discussion of these deferred tax assets.

  1997 Compared to 1996

     Total revenues were $144,000 for 1997, most of which was derived from delivery fees and customer services provided to INTERVU's initial customers. INTERVU had no revenues for 1996.

     Research and development expenses for 1997 increased to $1.7 million from $1.4 million in the prior year. The increase in research and development expenses was attributable to the increase in personnel and related expenses.

     Selling, general and administrative expenses for 1997 increased to $3.1 million from $910,000 in the prior year. The increase in 1997 over 1996 was attributable primarily to an increase of $1.2 million in personnel and associated costs, primarily related to sales and marketing, an increase of $297,000 in expenditures for trade shows and other public relations expenses, an increase of $237,000 in amortization of deferred compensation, an increase of $229,000 for bandwidth costs and an increase of $175,000 for travel and entertainment expenses.

     Charges associated with the strategic alliance agreement with NBC for 1997 were $750,000. No such charges were recorded in 1996. The 1997 charges reflected the payment of $750,000 of nonrefundable cash payments to NBC Multimedia under the strategic alliance agreement.

     Interest income for 1997 increased to $192,000 from $52,000 in the prior year. The increase in interest income for 1997 was the result of higher cash and cash equivalents balances resulting from sales of equity securities.

     INTERVU's net loss for 1997 increased to $5.3 million from $2.3 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, INTERVU has financed its operations primarily through sales of stock. Through December 31, 1998, INTERVU had raised $46.8 million from the sale of preferred stock and common stock. At December 31, 1998, the principal source of liquidity for INTERVU was $27.0 million of cash, cash equivalents and short-term investments.

     INTERVU has had significant negative cash flows from operating activities since inception. Cash used in operating activities was $9.8 million for 1998, $4.6 million for 1997 and $2.1 million for 1996. Cash used in operating activities in each of these periods was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities was $20.1 million for 1998, primarily representing purchases of short-term investments and capital expenditures for equipment, software and furniture and fixtures. Cash used in investing activities was $485,000 for 1997 and $305,000 for 1996, primarily representing capital expenditures for equipment, software and furniture and fixtures. As of December 31, 1998, INTERVU has no material commitments for capital expenditures. However, in March 1999, INTERVU financed $1.1 million of equipment under a three-year non-cancelable leaseline with an interest rate of 7.75%. Additionally, INTERVU expects to expend significant amounts for equipment, software and fixtures over the next 24 months to expand the INTERVU Network, much of which it plans to finance through capital leases.

     Cash provided by financing activities was $17.9 million for 1998, $23.9 million for 1997 and $4.4 million for 1996. In 1998, the cash provided by financing activities was primarily from the $17.8 million in net proceeds from the sale of common stock in a public offering completed in June 1998. Cash provided in 1997, was primarily due to net proceeds received by INTERVU from the sale of preferred stock and completion of

INTERVU's initial public offering and direct offering to NBC in November 1997. Net proceeds from INTERVU's initial public offering and direct offering to NBC in 1997 aggregated $18.6 million.

     In connection with the strategic alliance agreement INTERVU entered into with NBC in October 1997, INTERVU became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with some of NBC's Web sites, including payments of
(1) $750,000 paid on the completion of the initial public offering in November 1997, (2) $500,000 paid in April 1998, (3) $500,000 due in May 1998 and (4)
$250,000 due in August 1998. Through December 31, 1998, INTERVU has made a total of approximately $1.3 million in payments to NBC Multimedia and $750,000 is currently payable.

     In June 1998, INTERVU relocated its headquarters to office space subleased in San Diego, California. The sublease commenced in May 1998 and will expire in June 2003. Over the term of the lease INTERVU will pay total rents of approximately $1.9 million.

     INTERVU believes existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated by operations is insufficient to satisfy INTERVU's liquidity requirements, INTERVU may need to sell additional equity or debt securities or obtain credit facilities. INTERVU currently does not have any lines of credit.

IMPACT OF YEAR 2000

     Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Although INTERVU believes that the INTERVU Network is Year 2000 compliant, INTERVU may discover coding errors or other defects in the future. INTERVU has appointed a Year 2000 Task Force to assess the scope of its risks and bring its applications into compliance. This Task Force is undertaking its assessment of INTERVU's compliance and has begun testing its corporate business and information systems. To date, INTERVU has discovered few problems during its Year 2000 testing, and INTERVU has fixed those identified in its day to day operating environment. INTERVU intends to complete the compliance testing in September 1999. To date, INTERVU has incurred minimal expenses related to Year 2000 compliance. It expects to incur approximately $50,000 of expenses in 1999 related to Year 2000 compliance. INTERVU has not adopted a contingency plan to address possible risks to its systems.

     INTERVU relies on a number of software and systems provided by third parties to operate the INTERVU Network, any of which could contain coding which is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlled routers, switches and other components of the data network, firewall, security, monitoring and back-up software used by INTERVU, as well as desktop PC applications software. In each case, INTERVU employs widely available software applications from leading third-party vendors and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software suppliers fail to provide Year 2000 compliant versions of the software, INTERVU's operations, including the INTERVU Network, could be disrupted.

     Year 2000 compliance problems also could undermine the general infrastructure necessary to support INTERVU's operations. For instance, INTERVU depends on third-party Internet service providers (known as "ISPs") or hosting centers to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs or hosting centers could result in a temporary interruption of the INTERVU Network and other services. INTERVU has attempted to address this risk by obtaining the same service capacity from multiple ISPs. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, the demand for INTERVU's services could decline, resulting in an adverse impact to INTERVU's business, financial condition and results of operations.

     INTERVU's operations also could be adversely affected if its customers fail to ensure that their software systems are Year 2000 compliant. INTERVU cannot assess or control the degree of Year 2000 compliance in its customers' information systems. Disruptions in the information systems of customers could temporarily prevent such customers from accessing or using the INTERVU Network, which could materially affect INTERVU's business, financial condition and results of operations. The spending patterns of current or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or update their systems for Year 2000 compliance. Because of these expenditures, INTERVU's customers may have less money available to pay for services, which could have a material adverse affect on INTERVU's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to change in interest rates primarily from its investments in certain available for sale securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  INTERVU INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   23
Balance Sheets as of December 31, 1998 and 1997.............   24
Statements of Operations for the Years Ended December 31,
  1998, 1997 and 1996.......................................   25
Statement of Stockholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996..........................   26
Statements of Cash Flows for the Years Ended December 31,
  1998, 1997 and 1996.......................................   27
Notes to Financial Statements...............................   28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterVU Inc.

     We have audited the accompanying balance sheets of InterVU Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterVU Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP
San Diego, California
February 12, 1999
except for the last paragraph of
Note 6, as to which the date is
March 19, 1999

                                  INTERVU INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 9,346   $21,380
  Short-term investments....................................   17,700        --
  Accounts receivable, net of $122,000 and $4,000 allowance,
     respectively...........................................      729        88
  Prepaid and other current assets..........................       75        70
                                                              -------   -------
Total current assets........................................   27,850    21,538
Property and equipment, net.................................    2,469       585
Other assets................................................       45         7
                                                              -------   -------
          Total assets......................................  $30,364   $22,130
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,334   $   437
  Accrued liabilities.......................................      299        10
  Payable to NBC Multimedia.................................      750        --
  Accrued payroll and related...............................      661       132
  Current portion, lease commitments........................        7        12
                                                              -------   -------
          Total current liabilities.........................    3,051       591
Lease commitments...........................................       --         7
Stockholders' equity:
  Preferred stock, $0.001 par value: 5,000,000 shares
     authorized
     Series G convertible preferred stock,
     Designated -- 1,280,000 shares;
       Issued and outstanding -- 1,280,000 shares at
     December 31, 1998
       and 1997, respectively...............................        1         1
  Common stock, $0.001 par value: Authorized -- 20,000,000
     shares;
     Issued and outstanding 10,894,487 shares and 9,377,404
     shares at
     December 31, 1998 and 1997, respectively...............       11         9
  Additional paid-in capital................................   51,346    29,821
  Deferred compensation.....................................     (746)     (710)
  Accumulated deficit.......................................  (23,299)   (7,589)
                                                              -------   -------
          Total stockholders' equity........................   27,313    21,532
                                                              -------   -------
          Total liabilities and stockholders' equity........  $30,364   $22,130
                                                              =======   =======

                            See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Revenues...............................................  $    1,712    $      144    $       --
Operating expenses:
  Research and development.............................       3,154         1,703         1,420
  Selling, general and administrative..................      10,892         3,148           910
  Charges associated with the NBC
     Strategic Alliance Agreement......................       4,622           750            --
                                                         ----------    ----------    ----------
Total operating expenses...............................      18,668         5,601         2,330
                                                         ----------    ----------    ----------
Loss from operations...................................     (16,956)       (5,457)       (2,330)
Interest income........................................       1,246           192            52
                                                         ----------    ----------    ----------
Net loss...............................................  $  (15,710)   $   (5,265)   $   (2,278)
                                                         ==========    ==========    ==========
Basic and diluted net loss per
  share................................................  $    (1.73)   $    (0.95)   $    (0.66)
                                                         ==========    ==========    ==========
Shares used in calculating basic
  and diluted net loss per share.......................   9,073,876     5,570,609     3,440,931
                                                         ==========    ==========    ==========

                            See accompanying notes.

                                  INTERVU INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                                 NOTES
                                                                                               RECEIVABLE
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL       FROM
                                     -------------------   -------------------    PAID-IN        COMMON        DEFERRED
                                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                     ----------   ------   ----------   ------   ----------   ------------   ------------
Balance at December 31, 1995.......     172,500     $--     2,398,278    $ 2      $   154          $--          $  --
  Issuance of common stock.........          --     --      1,608,509      2           17          (6)             --
  Issuance of convertible preferred
    stock, net of issuance costs of
    $81............................   1,021,638      1             --     --        4,733          --              --
  Deferred compensation............          --     --             --     --          421          --            (421)
  Amortization of deferred
    compensation...................          --     --             --     --           --          --              18
  Net loss.........................          --     --             --     --           --          --              --
                                     ----------     --     ----------    ---      -------          --           -----
Balance at December 31, 1996.......   1,194,138      1      4,006,787      4        5,325          (6)           (403)
  Issuance of common stock in
    initial public offering, net of
    issuance costs of $2,432.......          --     --      2,210,526      2       18,566          --              --
  Issuance of convertible preferred
    stock, net of issuance costs of
    $39............................     832,164      1             --     --        5,395          --              --
  Conversion of preferred stock....  (2,026,302)    (2)     3,237,286      3           (1)         --              --
  Issuance of Series G convertible
    preferred stock, net of
    issuance costs of $24..........   1,280,000      1             --     --          (25)         --              --
  Repayments of notes receivable
    from common shareholders.......          --     --             --     --           --           4              --
  Repurchase of restricted stock...          --     --       (108,685)    --           (3)          2              --
  Issuance of shares for exercise
    of stock options...............          --     --         31,490     --            1          --              --
  Deferred compensation............          --     --             --     --          563          --            (563)
  Amortization of deferred
    compensation...................          --     --             --     --           --          --             256
  Net loss.........................          --     --             --     --           --          --              --
                                     ----------     --     ----------    ---      -------          --           -----
Balance at December 31, 1997.......   1,280,000      1      9,377,404      9       29,821          --            (710)
  Recognition of lapse of NBC's
    obligation to return 680,000
    shares of Series G convertible
    preferred stock issued under
    The Strategic Alliance
    Agreement......................          --     --             --     --        3,373          --              --
  Issuance of Common Stock in
    connection with a public
    offering net of issuance costs
    of $1,973......................          --     --      1,495,000      2       17,834          --              --
  Repurchase of restricted stock...          --     --        (28,334)    --           (1)         --              --
  Issuance of common stock for
    services.......................          --     --          2,628     --           22          --              --
  Issuance of shares for exercise
    of stock options...............          --     --         47,789     --           80          --              --
  Deferred compensation............          --     --             --     --          217          --            (217)
  Amortization of deferred
    compensation...................          --     --             --     --           --          --             181
  Net loss.........................          --     --             --     --           --          --              --
                                     ----------     --     ----------    ---      -------          --           -----
Balance at December 31, 1998.......   1,280,000     $1     10,894,487    $11      $51,346          $--          $(746)
                                     ==========     ==     ==========    ===      =======          ==           =====


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance at December 31, 1995.......   $    (46)      $    110
  Issuance of common stock.........         --             13
  Issuance of convertible preferred
    stock, net of issuance costs of
    $81............................         --          4,734
  Deferred compensation............         --             --
  Amortization of deferred
    compensation...................         --             18
  Net loss.........................     (2,278)        (2,278)
                                      --------       --------
Balance at December 31, 1996.......     (2,324)         2,597
  Issuance of common stock in
    initial public offering, net of
    issuance costs of $2,432.......         --         18,568
  Issuance of convertible preferred
    stock, net of issuance costs of
    $39............................         --          5,396
  Conversion of preferred stock....         --             --
  Issuance of Series G convertible
    preferred stock, net of
    issuance costs of $24..........         --            (24)
  Repayments of notes receivable
    from common shareholders.......         --              4
  Repurchase of restricted stock...         --             (1)
  Issuance of shares for exercise
    of stock options...............         --              1
  Deferred compensation............         --             --
  Amortization of deferred
    compensation...................         --            256
  Net loss.........................     (5,265)        (5,265)
                                      --------       --------
Balance at December 31, 1997.......     (7,589)        21,532
  Recognition of lapse of NBC's
    obligation to return 680,000
    shares of Series G convertible
    preferred stock issued under
    The Strategic Alliance
    Agreement......................         --          3,373
  Issuance of Common Stock in
    connection with a public
    offering net of issuance costs
    of $1,973......................         --         17,836
  Repurchase of restricted stock...         --             (1)
  Issuance of common stock for
    services.......................         --             22
  Issuance of shares for exercise
    of stock options...............         --             80
  Deferred compensation............         --             --
  Amortization of deferred
    compensation...................         --            181
  Net loss.........................    (15,710)       (15,710)
                                      --------       --------
Balance at December 31, 1998.......   $(23,299)      $ 27,313
                                      ========       ========

                            See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(15,710)   $(5,265)   $(2,278)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Recognition of lapse of NBC's obligation to return 680,000 shares of Series G convertible preferred stock issued
     under the NBC Strategic Alliance Agreement.............     3,373         --         --
  Issuance of common stock for services.....................        22         --         --
  Amortization of deferred compensation.....................       181        256         18
  Depreciation and amortization.............................       495        178         59
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (641)       (89)        --
     Prepaid and other current assets.......................        (5)       (59)       (10)
     Accounts payable.......................................       897        350         87
     Accrued liabilities....................................       289         --         10
     Payable to NBC Multimedia..............................       750         --         --
     Accrued payroll and related............................       529         76         56
                                                              --------    -------    -------
Net cash used in operating activities.......................    (9,820)    (4,553)    (2,058)
INVESTING ACTIVITIES
Purchase of short-term investments..........................   (42,232)        --         --
Proceeds from sale of short-term investments................    24,532         --         --
Purchases of property and equipment.........................    (2,390)      (484)      (299)
Loss on disposal of property and equipment..................        11         --         --
Other assets................................................       (38)        (1)        (6)
                                                              --------    -------    -------
Net cash used in investing activities.......................   (20,117)      (485)      (305)
FINANCING ACTIVITIES
Payments on capital leases..................................       (12)        (8)        --
Issuance of common stock....................................    17,916     18,569         13
Issuance of preferred stock.................................        --      3,336      2,429
Advances from stockholders..................................        --      2,010      1,920
Repurchase of common stock..................................        (1)        (1)        --
Repayment of stockholder notes receivable...................        --          4         --
                                                              --------    -------    -------
Net cash provided by financing activities...................    17,903     23,910      4,362
Net increase (decrease) in cash and cash equivalents........   (12,034)    18,872      1,999
Cash and cash equivalents at beginning of year..............    21,380      2,508        509
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  9,346    $21,380    $ 2,508
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Capital lease obligations entered into for equipment........  $     --    $    27    $    --
                                                              --------    -------    -------
Conversion of advances from stockholders to convertible
  preferred stock...........................................  $     --    $ 2,036    $ 2,305
                                                              --------    -------    -------
Issuance of common stock in exchange for notes receivable...  $     --    $    --    $     6
                                                              --------    -------    -------
Cancellation of stockholder notes receivable................  $     --    $     1    $    --
                                                              --------    -------    -------
Issuance of Series G convertible preferred stock as
  consideration for the formation of NBC Strategic Alliance
  Agreement.................................................  $     --    $     1    $    --
                                                              --------    -------    -------
Recognition of lapse of NBC's obligation to return 680,000
  shares of Series G convertible preferred stock issued
  under the NBC Strategic Alliance Agreement................  $  3,373    $    --    $    --
                                                              --------    -------    -------
Expense related to issuance of common stock.................  $     22    $    --    $    --
                                                              --------    -------    -------

                            See accompanying notes.

                                  INTERVU INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     InterVU Inc. (the "Company" or "INTERVU") was incorporated in Delaware on August 2, 1995 to provide services for the delivery or "streaming" of live and on-demand video and audio content over the Internet. The Company utilizes a distributed network to accelerate the speed and improve the quality of video and audio delivery. In 1998, the Company emerged from the development stage.

Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relating to diversification, maturities and credit quality designed to maintain safety and liquidity. The Company applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), to its short-term investments. Under SFAS No. 115, the Company classifies its short-term investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheets with unrealized gains and losses, if any, reported in stockholders' equity. As of December 31, 1998, the cost of short-term investments approximated fair value. The Company has not experienced any losses on its cash, cash equivalents, or short-term investments.

Fair Value of Financial Instruments

     The carrying value of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, payable to NBC Multimedia, accrued payroll and related and lease commitments approximates fair value.

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

Software Development Costs

     SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, provides for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date because costs incurred subsequent to reaching technological feasibility have not been material.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's useful life. In 1998, the Company capitalized $872,000 of development costs related to internal use software. Such costs will be amortized once the software is placed in service over the software's useful life, three years, and the amortization will be reported with depreciation of property and equipment.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial

                                  INTERVU INC.

statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is generated primarily from video encoding and distribution services. Revenue from video encoding services is recognized as the service is provided and revenue from video distribution services is recognized at the time of delivery. The Company also performs services on development contracts and recognizes related revenues on a percentage-of-completion method as services are performed. Substantially all revenue is generated from domestic customers.

Concentration of Credit Risk

     Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have been minimal and such losses have been within management's expectations. Revenue from two customers accounted for 26% and 13%, respectively, of the Company's total revenue for the year ended December 31, 1998, the largest of which is from NBC Multimedia. The Company had significant accounts receivable balances due from three customers individually representing 38%, 15% and 12% of total accounts receivable at December 31, 1998.

     The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of governmental agencies. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity.

Research and Development Costs

     Costs incurred in connection with research and development are charged to operations as incurred.

Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company's long-lived assets are located in the United States.

Advertising Costs

     Advertising costs are expensed as incurred. The Company incurred $1.0 million in advertising costs for the year ended December 31, 1998. Advertising costs prior to December 31, 1997 were not significant.

Stock Options

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain the intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to

                                  INTERVU INC.

account for its stock-based compensation (Note 5). Options or stock awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Loss Per Share

     Historical basic and diluted net loss per share has been computed in accordance with SFAS No. 128. Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period. Options, warrants, common shares issuable on conversion of Series G preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares issued in each of the periods presented for normal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

     Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain loss per share data. The Company previously considered preferred stock as outstanding in pre-IPO periods from the date of original issuance on an "as converted" basis in computing loss per share. To conform with the recent interpretations, the Company has revised its calculation of loss per share for all pre-IPO periods to exclude the impact of preferred shares.

     Included in the shares used in calculating basic and diluted net loss per share for the twelve months ended December 31, 1998 and 1997 are the weighted average effect of actual conversion of preferred stock totaling 0 and 2,947,792, respectively, and weighted average common shares totaling 9,073,876 and 2,622,817, respectively. Common equivalent shares result from Series G Preferred Stock, stock options, warrants and unvested restricted stock of which 4,065,391 and 3,365,614 shares were excluded from the computation of diluted earnings per share for the twelve months ended December 31, 1998 and 1997, respectively, as their effect would be anti-dilutive.

New Accounting Standards

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss was not materially different than net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications

     Certain prior period amounts have been classified to conform to current year presentation.

                                  INTERVU INC.

2. SHORT-TERM INVESTMENTS

     As of December 31, 1998, all of the Company's short-term investments were in government backed debt securities. As of December 31, 1998, the cost of short-term investments approximated fair value. Substantially all short-term investments held at December 31, 1998 have contractual maturities in excess of 10 years.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                              DECEMBER 31,
                                                             ---------------
                                                              1998     1997
                                                             ------    -----
                                                             (IN THOUSANDS)
Equipment..................................................  $   81    $  18
Computers..................................................   1,908      607
Furniture and fixtures.....................................     125      105
Equipment under capital lease..............................      27       27
Leasehold improvements.....................................      21       24
Internally developed software..............................     872       --
Purchased software.........................................     152       42
                                                             ------    -----
                                                              3,186      823
Less accumulated depreciation..............................    (717)    (238)
                                                             ------    -----
                                                             $2,469    $ 585
                                                             ======    =====

4. STOCKHOLDER ADVANCES

     At December 31, 1996, the Company received $26,500 in cash advances from certain stockholders that was subsequently converted into Series E convertible preferred stock in January 1997 at a per share price of $10.00.

5. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     Upon completion of the Company's initial public offering, the Company had authorized 5,000,000 shares of preferred stock, of which 1,280,000 shares were designated as Series G convertible preferred stock. The Board of Directors is authorized, without further stockholder approval, to issue the remaining 3,720,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.

     In connection with the formation of a strategic alliance in October 1997, the Company issued 1,280,000 shares of Series G convertible preferred stock. The Series G convertible preferred stock ($0.001 par value) has an aggregate liquidation preference of $10,240,000, a dividend rate of $0.64 per share and a conversion rate of 0.6298 common shares to one preferred share, subject to adjustment for dilution. Noncumulative dividends are payable quarterly, when, as and if declared by the Board of Directors. The shares of Series G convertible preferred stock are convertible into common stock at the option of the holder commencing July 10, 1998. The holder of each share of Series G convertible preferred stock has the right to one vote for each share of common stock into which it would convert.

                                  INTERVU INC.

Common Stock

     In August 1995, 2,398,278 shares of common stock were issued to the founders of the Company at a price of $0.0004 per share under founder stock purchase agreements. In March 1996, an additional 886,758 shares of common stock were issued to three of the founders at a price of $0.002 per share under the founder stock purchase agreements. In January 1996, the Company issued 147,373 shares of common stock to employees at $0.004 per share under restricted stock agreements. Also, in April and December 1996, the Company issued 444,639 and 129,739 shares of common stock, respectively, to employees at $0.024 and $0.04 per share, respectively, under restricted stock agreements. In connection with the founder stock purchase agreements and the restricted stock agreements, the Company has the option to repurchase, at the original issue price, unvested common shares in the event of termination of employment. Shares issued under the agreements generally vest 20% on the first anniversary of the employee's hire date and daily thereafter for four years. Shares subject to repurchase by the Company totaled 1,107,247 and 1,615,470 at December 31, 1998 and 1997, respectively. In 1998 and 1997, the Company repurchased a total of 28,334 shares for $1,000 and 108,685 shares for $1,000, respectively, pursuant to the agreements.

     In April 1996, the Board of Directors declared a two-for-one stock dividend of the Company's common stock, effectuated as a stock split. Also, in July 1997, the Company declared a two-for-one stock split of the Company's common stock. All applicable share and stock option information have been restated to reflect the split.

     In August 1997, the Board of Directors authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock to the public. Concurrent with the closing of the offering, all of the preferred stock outstanding, excluding 1,280,000 shares of Series G convertible preferred stock, automatically converted into 3,328,717 shares of common stock.

     In November 1997, the Company effected a reverse stock split in which
0.6298 shares of common stock were exchanged for one share of common stock. All applicable share and stock option information have been restated to reflect the reverse stock split. Upon completion of the public offering, the Company had authorized 20,000,000 shares of common stock.

Stock Options

     The Company has established stock option plans to grant options to purchase common stock to consultants, employees, officers and directors of the Company. The Company has authorized for grant under the plans stock options to purchase up to 3,037,975 shares of its common stock.

     Under the terms of the plans, non-qualified and incentive options may be granted to consultants, employees, officers and directors at prices not less than 100% of the fair value on the date of grant. Options generally vest 20% after the first year of employment and daily thereafter for four years. The options expire ten years from the date of grant.

                                  INTERVU INC.

     The following table summarizes the stock option activity under the plans:

                                                                            WEIGHTED-
                                                               NUMBER        AVERAGE
                                                                 OF          EXERCISE
                                                               SHARES         PRICE
                                                              ---------   --------------
  Granted...................................................    157,000       $ 0.04
                                                              ---------
Balance at December 31, 1996................................    157,000         0.04
  Granted...................................................    711,000         3.15
  Exercised.................................................    (32,000)        0.03
  Canceled..................................................    (92,000)        0.03
                                                              ---------
Balance at December 31, 1997................................    744,000         3.00
  Granted...................................................  1,491,000        12.66
  Exercised.................................................    (50,000)        1.77
  Canceled..................................................   (363,000)        9.70
                                                              ---------
Balance at December 31, 1998................................  1,822,000       $ 9.60
                                                              =========

     Options exercisable as of December 31, 1998 and 1997 were 234,000 and 77,000, respectively and approximately 1.2 million shares are available for future grant under the Company's stock option plans. Additional information regarding stock options outstanding at December 31, 1998 is as follows:

                                OPTIONS OUTSTANDING
------------------------------------------------------------------------------------   OPTIONS EXERCISABLE
                                                                 WEIGHTED-AVERAGE      -------------------
                                                   WEIGHTED-         REMAINING                   WEIGHTED-
                                                    AVERAGE         CONTRACTUAL                   AVERAGE
      RANGE OF EXERCISE PRICES          SHARES       PRICE        LIFE (IN YEARS)      SHARES      PRICE
      ------------------------         ---------   ---------   ---------------------   -------   ---------
$0.04 to $0.28.......................    288,000    $ 0.25             3.54            111,000     $0.25
$1.98 to $5.25.......................    183,000      3.40             7.92             57,000      2.58
$6.50 to $9.13.......................    550,000      7.98             9.16             52,000      9.10
$9.81 to $14.13......................    315,000     13.10             9.61             14,000     14.13
$14.88 to $19.25.....................    486,000     17.03             9.49                 --        --
                                       ---------                                       -------
$0.04 to $19.25......................  1,822,000      9.60             8.32            234,000      3.60
                                       =========                                       =======

     Pro forma information regarding net income or loss is required to be disclosed in accordance with SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that Statement. For options granted in the year ended December 31, 1996 and through November 18, 1997, the fair value for the options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6%, dividend yield of 0%, and weighted-average expected life of the option of seven years. For options granted from November 18, 1997, to December 31, 1997, the fair value of the options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 75% and weighted-average expected life of the option of seven years. For options granted in 1998, the fair value of the options was estimated at the date of the grant using the following assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 108% and weighted-average expected life of seven years.

     The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility. In addition, option valuation models require the input of highly speculative assumptions.

                                  INTERVU INC.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of related options. The Company's net loss would have been affected by the pro forma amounts as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNT)
                                                         -------------------------------
                                                           1998        1997       1996
                                                         ---------   --------   --------
Net loss
  As reported..........................................  $(15,710)   $(5,265)   $(2,278)
  Pro forma............................................  $(17,141)   $(5,100)   $(2,278)
Basic and diluted loss per share
  As reported..........................................  $  (1.73)   $ (0.95)   $ (0.66)
  Pro forma............................................  $  (1.89)   $ (0.92)   $ (0.66)
Weighted-average fair value of options granted.........  $  10.63    $  1.11    $  1.08

Qualified Stock Purchase Plan

     The Qualified Stock Purchase Plan was adopted by the Board of Directors and stockholders on June 22, 1998 and became effective September 1, 1998. A total of 500,000 shares of Common Stock have been authorized for issuance under the Qualified Stock Purchase Plan. The Qualified Stock Purchase Plan permits eligible employees of the Company to purchase shares of Common Stock through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant's base salary, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning or the end of the offering period.

Deferred Compensation

     Through December 31, 1998, the Company recorded deferred compensation for the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of issuance or grant. The deferred compensation is amortized over the vesting period of the related restricted stock or options, which is generally five years. Through December 31, 1998, the Company recorded gross deferred compensation totaling $1,201,000 and related amortization expense totaled $181,000, $256,000, and $18,000 for the years ended 1998, 1997 and 1996, respectively.

Warrants

     In connection with the Company's initial public offering in November 1997, the Company issued 200,000 warrants to purchase common stock to its underwriters. Such warrants are exercisable at $11.40 per share of common stock through November 2002. In connection with the Company's public offering in June 1998, the Company issued 130,000 warrants to purchase common stock to its underwriters. These warrants are exercisable at $15.90 commencing June 1999 and expire in June 2003.

                                  INTERVU INC.

Shares Reserved for Future Issuance

     At December 31, 1998, the Company had reserved approximately 4.2 million common shares for the conversion of preferred stock, the exercise of outstanding stock options, the exercise of outstanding warrants and for stock options available for future grant.

6. COMMITMENTS

     The Company leases its principal facilities under a sublease that commenced on May 1, 1998 and expires in 2003. Additionally, the Company maintains a regional office in New York City under a sublease which expires in 1999. In October 1998, the Company opened a regional office in San Francisco under a lease which expires in 2003. Total rent expense was $267,000, $129,000 and $48,000 for years ended December 31, 1998, 1997 and 1996, respectively.

     Future annual minimum payments under noncancelable capital and operating leases (with initial lease terms in excess of one year) consisted of the following at December 31, 1998:

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
1999........................................................   $  404        $ 7
2000........................................................      418          1
2001........................................................      434         --
2002........................................................      449         --
2003........................................................      229         --
                                                               ------        ---
Total minimum lease payments................................   $1,934          8
                                                               ------        ---
Less amounts representing interest..........................                  (1)
                                                                             ---
Present value of future minimum lease payments..............                   7
Less current portion........................................                  (7)
                                                                             ---
Capital lease obligation, net of current portion............                 $--
                                                                             ---

     In March 1999, the Company financed $1.1 million of equipment under a three year non-cancelable lease with an interest rate of 7.75%.

7. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. A valuation allowance of $9,305,000 has been recorded at December 31, 1998 to offset the net deferred tax assets because realization is uncertain.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 8,397    $ 2,883
  Research tax credit carryforwards.........................      517        233
  Other.....................................................      391         94
                                                              -------    -------
          Total deferred tax assets.........................    9,305      3,210
Valuation allowance.........................................   (9,305)    (3,210)
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

                                  INTERVU INC.

     The Company had federal and California tax net operating loss carryforwards at December 31, 1998 of approximately $21.6 million and $14.5 million, respectively. The difference between the federal and California tax loss carryforwards is attributable to the 50% limitation on California loss carryforwards for 1998. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $380,000 and $211,000, respectively, which will begin to expire in 2011 and 2010, respectively, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred during 1996. However, the Company does not believe such limitation will have a material impact on the Company's ability to use these carryforwards.

8. EMPLOYEE BENEFITS

     In 1996, the Company established a cafeteria benefits plan whereby it contributes for each employee an amount equal to $3,000 plus a percentage of each employee's base salary, as approved by the Board of Directors, up to a maximum contribution of $9,000. The employer contribution goes towards the purchase of various benefit packages selected by the employee. The employee may contribute additional amounts as desired. Benefit packages include health care reimbursement, dependent care assistance, various insurance premium payments and a 401(k) plan. Company contributions to the cafeteria benefits plan were $418,000, $182,000 and $102,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

9. STRATEGIC ALLIANCES

     On October 10, 1997, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC Multimedia"), a wholly-owned subsidiary of the National Broadcasting Corporation, Inc. ("NBC") whereby the Company became the exclusive provider of technology and services for the distribution of most NBC entertainment audio/visual content by means of the Internet. As consideration for the formation of the strategic alliance, the Company issued to NBC 1,280,000 shares of Series G convertible preferred stock. The Company is entitled to receive 30% of certain advertising revenues generated under this alliance from NBC Web sites or, at a minimum, payments from NBC Multimedia for the video delivery services at rates at least as favorable as the most favorable rates offered by the Company to third parties. The Company was obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC Web sites including payments of (i) $750,000 paid on the completion of the initial public offering completed in November 1997, (ii) $500,000 due in February 1998, (iii) $500,000 due in May 1998, and (iv) $250,000 due in August 1998. Through December 31, 1998, the Company has made a total of $1,250,000 in payments to NBC Multimedia under the agreement.

     NBC Multimedia may terminate the agreement without cause by giving 90 days written notice. NBC Multimedia was required to return all shares of Series G convertible preferred stock if termination occurred prior to January 10, 1998 and NBC Multimedia had not promoted, at a minimum, the Company's logo on the NBC Web site and is required to return 600,000 shares of Series G convertible preferred stock if the termination occurs at any other time during the first two years of the exclusive term. The Company determines the fair value of the Series G convertible preferred stock issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G convertible preferred stock lapse. Based on these provisions, the Company has charged $3,373,000 as the fair value of 680,000 shares of Series G convertible preferred stock to expense in 1998 and expects to charge the then fair value of the remaining 600,000 shares of Series G convertible preferred stock to expense in the quarter ending December 31, 1999. Should the Company breach, renegotiate or waive these provisions, removing NBC's obligation to return shares of Series G convertible preferred stock, the Company would expense the fair value of each share at that time. The Company believes

                                  INTERVU INC.

that the fair value of the remaining 600,000 shares of Series G convertible preferred stock will roughly approximate the price at which the Company's common stock is then trading, multiplied by the number of shares into which such outstanding shares of Series G convertible preferred stock would convert at the
0.6298 conversion rate. The noncash charge is likely to be substantial and is likely to have a material adverse impact on the Company's results of operations in the period such expense is recognized.

10. CONTINGENCIES

     The Company is party to certain claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse affect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the age and position of each of INTERVU's executive officers, directors and key employees:

                 NAME                    AGE                       POSITION
                 ----                    ---                       --------
Harry E. Gruber........................  46   Chairman and Chief Executive Officer
Brian Kenner...........................  39   Vice President and Chief Technology Officer
Kenneth L. Ruggiero....................  32   Vice President and Chief Financial Officer
Edward L. Huguez.......................  41   Vice President and Chief Operating Officer
Stephen H. Klein.......................  35   Vice President of Business Development, Networks
Larry Behmer...........................  51   Vice President, Engineering
Charles Bragg..........................  47   Vice President and General Manager, Sales
Stephen Condon.........................  35   Vice President, Marketing
Scott Crowder..........................  36   Vice President, Operations
J. William Grimes......................  58   Vice Chairman
Edward E. David, Jr....................  74   Director
Mark Dowley............................  34   Director
Alan Z. Senter.........................  57   Director
Isaac Willis...........................  58   Director

EXECUTIVE OFFICERS AND DIRECTORS

     Harry E. Gruber is a founder of INTERVU and has served as Chairman and Chief Executive Officer of INTERVU since July 1996. From July 1996 to July 1997, Dr. Gruber served as INTERVU's President, and from July 1997 to February 1998, Dr. Gruber served as INTERVU's Chief Financial Officer. Prior to founding INTERVU, Dr. Gruber founded two start-up biotech ventures, Gensia Inc. and Viagene Inc., which completed initial public offerings in 1990 and 1993, respectively. From July 1995 to July 1996, Dr. Gruber served as Chief Scientific Officer of Gensia, and from 1988 to July 1995, he served as Vice President, Research of Gensia. Dr. Gruber serves as a director of Vascular Genomics, Inc., a privately held company, and as a director of the UCSD Foundation and a member of the Board of Overseers for the University of Pennsylvania College of Arts and Sciences. Dr. Gruber obtained his M.D. and B.A. degrees from the University of Pennsylvania.

     Brian Kenner is a founder of INTERVU and has served as Vice President and Chief Technology Officer of INTERVU since February 1996. From 1989 to January 1996, Mr. Kenner was a Project Engineer at Science Applications International Corporation, an advanced-technology development and research organization. As Project Engineer, Mr. Kenner had responsibility for products ranging from advanced hand-held instrumentation to devices which digitize, compress, and transmit both moving and still images over public and proprietary communications networks. Mr. Kenner obtained a B.S. in electrical engineering from the University of California, San Diego.

     Kenneth L. Ruggiero joined INTERVU in February 1998 and serves as Vice President and Chief Financial Officer. From April 1996 to February 1998, Mr. Ruggiero was employed by NBC. From December 1996 to February 1998, he was the Chief Financial Officer of NBC Interactive Media, NBC's Internet division. In this capacity he performed and managed financial reporting, implemented various policies and procedures and structured and negotiated business development activities. From April 1996 to December 1996, Mr. Ruggiero was a Manager in NBC's Business Development and International Finance division. From

September 1989 to April 1996, he was employed by Arthur Andersen, an independent public accounting firm, where he held a number of positions, including most recently Manager of Corporate Consulting. Mr. Ruggiero is a Certified Public Accountant. He received an M.B.A. from Columbia University Graduate School of Business and a B.A. in accounting from the University of Massachusetts, Amherst.

     Edward L. Huguez joined INTERVU in May 1998 and serves as Vice President and Chief Operating Officer. From October 1992 to May 1998, Mr. Huguez was employed by DIRECTV, a direct broadcast satellite entertainment company. Mr. Huguez held a number of different positions at DIRECTV, most recently Vice President, New Media and Interactive Programming and Platforms. In this capacity, Mr. Huguez was responsible for the business unit that managed DIRECTV's new media and interactive business. From March 1987 to September 1992, Mr. Huguez was employed by ESPN, Inc., most recently as Director, Affiliate Sales and Marketing, Western Division. He received an M.B.A. from the John E. Anderson Graduate School of Management at UCLA and a B.A. in political science from Arizona State University.

     Stephen H. Klein joined INTERVU in May 1996 as Director of Business Development and Sales and has served as Vice President of Business Development, Networks since March 1997. From 1994 to 1996, he served as New Business Development Manager for General Instrument Corporation where he was one of the originating founders of the SURFboard Program, General Instrument's Internet cable modem technology and product line. From 1988 to 1992, Mr. Klein held various product management and technical management positions at General Instrument's VideoCipher Division. Mr. Klein obtained an M.B.A. from San Diego State University and a B.S. in engineering from Ohio State University.

     Larry Behmer joined INTERVU in November 1998 as Vice President of Engineering. Prior to joining INTERVU, Mr. Behmer was employed with U.S. West from July 1987 to November 1998, including most recently as Executive Director of Engineering. From May 1970 to July 1987, Mr. Behmer held various positions at Bell Labs and Northern Telecom. Mr. Behmer earned a M.S. in computer science from Northwestern University and a B.S. in computer science from University of Dayton.

     Charles Bragg joined INTERVU in September 1998 and serves as Vice President and General Sales Manager. From June 1996 to September 1998, Mr. Bragg held a number of management positions at Cybergold, an online marketing and incentives company, including most recently Vice President of Sales. While at Cybergold, Mr. Bragg was responsible for managing new business development and advertising sales. Mr. Bragg's previous management experience includes developing advertising sales operations for both cable television and Internet Web site marketing venues. From 1985 to 1996, Mr. Bragg held various senior management positions at Bigbook, Katz Media Corporation and Cable Adnet. He received a B.A. in psychology from the University of North Carolina.

     Stephen Condon joined INTERVU in September 1998 as Vice President of Marketing from DIRECTV, where he most recently held the position of Senior Marketing Director. While at DIRECTV, from January 1996 to August 1998, he was responsible for such activities as national promotions, launching subscriber marketing programs, developing partnership programs and customer communications. From February 1993 to January 1996, Mr. Condon also held various positions with Campbell-Ewald Advertising, Chiat/Day, and J. Walter Thompson Pty. Ltd. Mr. Condon earned an undergraduate degree from Kuring-gai College of Advanced Education, Sydney, Australia.

     Scott Crowder joined INTERVU in June 1998 as Vice President of Operations. From July 1985 through May 1998, Mr. Crowder held a number of positions at Sprint Long Distance, including most recently Director-Advanced Product Support. Mr. Crowder has more than 16 years of industry and experience and held various management roles at Sprint in the areas of switch data services, ISDN, video conferencing, and drums multimedia collaboration solutions.

     J. William Grimes joined INTERVU as a director in September 1997 and has served as Vice Chairman of the Board since October 1997. Since July 1995, Mr. Grimes has worked as a consultant with JWG Communications, Inc., a communications consulting company he founded in July 1995. He also is a partner of BG Media Investors and serves as a faculty member in the Media Studies Program at the New School for Social Research, a position he has held since September 1996. From September 1994 to August 1996,

Mr. Grimes held the position of President and Chief Executive Officer with Zenith Media, a media buying service company. From October 1991 to December 1993, Mr. Grimes served as President and Chief Executive Officer of Multimedia, Inc. From November 1988 to September 1991, Mr. Grimes served as President and Chief Executive Officer of Univision Holdings, Inc. Mr. Grimes served as President and Chief Executive Officer of ESPN, Inc. from June 1982 to October 1988. Prior to June 1982, Mr. Grimes held various positions with CBS, Inc., including his final position as Executive Vice President of the CBS Radio division. He obtained a B.A. in English from West Virginia Wesleyan College.

     Edward E. David, Jr. has served as a director of INTERVU since its inception in August 1995, and has served as President of Edward E. David, Inc., a telecommunications consulting firm since 1992. In addition, since April 1996, Dr. David has served as Vice President and Principal of Washington Advisory Group, LLC. He has been Science Advisor to the President of the United States and Director of the White House Office of Science and Technology. Dr. David was also President of Exxon Research and Engineering Company and Executive Director of Bell Telephone Laboratories. Mr. David serves as a director for Intermagnetics General Corporation, Spacehab, Inc. and Protein Polymar Technologies, all of which are publicly traded companies. Until recently, he served as the U.S. Representative to the NATO Science Committee.

     Mark Dowley joined INTERVU as a director in January 1997 and is the Chief Executive Officer of Momentum IMC, an advertising agency division of McCann-Erickson, a national advertising firm. Mr. Dowley has over ten years experience in major event management, promotion and sponsorship. Mr. Dowley's past and current clients include the NBA, the PGA Tour, NCAA, The Walt Disney Company and Universal Studios. Mr. Dowley received a B.A. in economics from the College of Wooster.

     Alan Z. Senter joined INTERVU as a director in September 1997. From September 1994 to May 1996, Mr. Senter served as Executive Vice President, Chief Financial Officer and as a member of the Policy Council of Nynex Corporation. From November 1993 to August 1994 and since June 1996, Mr. Senter has served as Chairman of Senter Associates, a consulting firm founded by Mr. Senter in November 1993. From August 1992 to November 1993, Mr. Senter served as Executive Vice President, Chief Financial Officer and a director of GAF/ISP Corporation. From January 1990 to July 1992, Mr. Senter served as Vice President of Finance for Xerox Corporation. Mr. Senter serves on the Boards of Directors of Exel, Ltd. and Advanced Radio Telecom, both publicly traded companies. Mr. Senter obtained a B.S. in economics and political science from the University of Rhode Island and an M.B.A. from the University of Chicago.

     Isaac Willis has served as a director of INTERVU since November 1995. Dr. Willis is a private investor with experience in venture financing and banking, including the founding of Heritage Bank, Commercial Bank of Georgia and Commercial Bank of Gwinnett. Dr. Willis has been a Professor and Director of Dermatology Research at Morehouse School of Medicine since 1983 and was a Past Commander of the 3297th U.S. Army Hospital. Dr. Willis obtained a M.D. from Howard University and a B.S. in chemistry and mathematics from Morehouse College.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation for the fiscal years ended December 31, 1997 and 1998 received by the Chief Executive Officer and the four most highly compensated individuals who served as executive officers of the Company during fiscal 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                 ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                     --------------------------------------------   -------------------------
                                                                        OTHER                      NUMBER OF
                                                                        ANNUAL       RESTRICTED    SECURITIES
             NAME AND                FISCAL                            COMPEN-         STOCK       UNDERLYING
        PRINCIPAL POSITION            YEAR    SALARY($)   BONUS($)   SATION($)(1)   AWARDS($)(2)   OPTIONS(#)
        ------------------           ------   ---------   --------   ------------   ------------   ----------
Harry E. Gruber....................   1998    $180,003    $10,000      $    --           $--         40,000
  Chairman and                        1997     179,632         --           --           --              --
  Chief Executive Officer
Kenneth L. Ruggiero(3).............   1998     120,182     10,000       33,156           --         100,000
  Chief Financial Officer
Douglas A. Augustine(4)............   1998     121,411      5,000           --           --           5,000
  Former Vice President,              1997     112,052         --           --           --          31,490
  Sales and Marketing
Edward L. Huguez(5)................   1998     128,062         --       65,711           --         200,000
  Chief Operating Officer
Stephen H. Klein...................   1998     100,970     10,000           --           --          10,000
  Vice President,                     1997      89,875         --           --           --           2,519
  Business Development

---------------
(1) Consists of moving expenses and relocation allowances.

(2) Dollar values of restricted stock awards are based on the market price at the time of grant. With respect to each Named Executive Officer's restricted stock holdings, the number of shares of Common Stock and the dollar value thereof at December 31, 1998 are as follows: 1,007,680 and $12,847,033 for Dr. Gruber; 62,980 and $800,476 for Mr. Augustine; and 62,980 and $801,080
    for Mr. Klein. The value of restricted stock holdings is based on the fair market value of the Common Stock on December 31, 1998 ($12.75) less the purchase price paid by the executive for such shares. Restricted stock awards vest daily over a five-year period (with the first 20% of the award vesting on the first anniversary of the date of grant).

(3) Mr. Ruggiero has been the Company's Chief Financial Officer since February 1998. Mr. Ruggiero's annualized salary for 1998 was $140,000.

(4) Mr. Augustine resigned from the Company on November 20, 1998. Mr. Augustine's annualized salary for 1998 was $136,800.

(5) Mr. Huguez has been Chief Operating Officer of the Company since May 1998. Mr. Huguez's annualized salary for 1998 was $200,000.

                     OPTION GRANTS DURING FISCAL YEAR 1998

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1998 to each of the Named Executive Officers. The Company does not have any outstanding stock appreciation rights.

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                       NUMBER OF      % OF TOTAL                                    ANNUAL RATES OF STOCK
                       SECURITIES      OPTIONS                                     PRICE APPRECIATION FOR
                       UNDERLYING     GRANTED TO      EXERCISE OR                      OPTION TERM(1)
                        OPTIONS      EMPLOYEES IN    BASE PRICE PER   EXPIRATION   -----------------------
        NAME           GRANTED(#)   FISCAL YEAR(%)    SHARE($/SH)        DATE          5%          10%
        ----           ----------   --------------   --------------   ----------   ----------   ----------
Harry Gruber.........    40,000           2.94          $ 15.31        6/22/08     $  385,210   $  976,199
Kenneth Ruggiero.....   100,000           7.36          $  8.38        2/17/08     $  526,699   $1,334,759
Douglas Augustine....     5,000         0.3678          $14.125        4/14/08     $   44,415   $  112,558
Edward Huguez........   200,000          14.71          $ 18.56        5/13/08     $2,334,671   $5,916,668
Stephen Klein........    10,000         0.7356          $14.125        4/14/08     $   88,831   $  225,116

---------------
(1) The potential realizable values are based on an assumption that the stock price of the Company's Common Stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth of the shares of the Company's Common Stock.

                   OPTIONS EXERCISED DURING FISCAL YEAR 1998

     The following table sets forth certain information with respect to the exercise of options to purchase Common Stock during the year ended December 31, 1998, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

                                                                       NUMBER OF
                                                                      SECURITIES         VALUE OF
                                                                      UNDERLYING        UNEXERCISED
                                                                      UNEXERCISED      IN-THE-MONEY
                                                                      OPTIONS AT        OPTIONS AT
                                                                      FISCAL YEAR     FISCAL YEAR END
                                         SHARES                         END(#)            ($)(1)
                                       ACQUIRED ON       VALUE       EXERCISABLE/      EXERCISABLE/
                NAME                   EXERCISE(#)    REALIZED($)    UNEXERCISABLE     UNEXERCISABLE
                ----                   -----------    -----------    -------------    ---------------
Harry Gruber.........................        --              --        0/40,000           $0/$0
Kenneth Ruggiero.....................        --              --       0/100,000        $0/$437,500
Douglas Augustine....................    10,847        $146,843        0/5,000            $0/$0
Edward Huguez........................        --              --       0/200,000           $0/$0
Stephen Klein........................        --              --       756/11,763      $6,038/$14,081

---------------

(1) Based on the closing sale price of the Common Stock on December 31, 1998 ($12.75), as reported by the Nasdaq National Market, less the option exercise price

1996 AND 1998 STOCK PLAN

1996 STOCK PLAN

     The Company adopted the 1996 Stock Plan in December 1996 to enable directors, officers, key employees and consultants of the Company to acquire an equity stake in the Company, and thus to create in such persons an increased interest in and a greater concern for the welfare of the Company. The 1996 Stock

Plan initially provided for aggregate option grants of up to 1,889,400 shares. As of March 15, 1999, options to purchase an aggregate of 992,664 shares of Common Stock at prices ranging from $.04 to $19.25 were outstanding under the 1996 Stock Plan. When the Company's stockholders approved the 1998 Stock Option Plan in June 1998, the Company ceased to reserve the balance of the shares initially reserved for issuance under the 1996 Stock Plan. No further shares are available for issuance under the 1996 Stock Plan.

1998 STOCK OPTION PLAN

     The 1998 Stock Option Plan provides additional incentives to selected key employees, independent directors and consultants of the Company. The Board of Directors adopted the 1998 Stock Option Plan in February 1998 and the Company's stockholders approved the adoption of the 1998 Stock Option Plan in June 1998. Approximately 120 directors, officers, key employees and consultants are currently eligible to participate in the 1998 Stock Option Plan. The Company initially reserved 2,000,000 shares of Common Stock for issuance upon exercise of options granted under the 1998 Stock Option Plan. As of March 15, 1999, options to purchase an aggregate of 1,021,125 shares of Common Stock at prices ranging from $5.25 to $25.25 were outstanding under the 1998 Stock Option Plan. Nonqualified stock options and incentive stock options may be granted under the 1998 Stock Option Plan.

     The 1998 Stock Option Plan is administered by the Compensation Committee. However, the Board of Directors will make most decisions regarding independent directors under the 1998 Stock Option Plan. The Compensation Committee (or the Board of Directors in the case of independent directors) is authorized to select from among the eligible employees, directors and consultants the individuals to whom options are to be granted and to determine the number of shares to be subject thereto and the terms and conditions thereof, consistent with the 1998 Stock Option Plan. The Compensation Committee also is authorized to adopt, amend and rescind rules relating to the administration of the 1998 Stock Option Plan. The 1998 Stock Option Plan provides for formula grants of nonqualified stock options to independent directors. Each independent director serving as a member of the Board of Directors and who has been reelected to serve for an additional term, if applicable, will be granted an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders (other than the 1998 Annual Meeting of Stockholders). In addition, each person initially elected to the Board of Directors after the adoption of the 1998 Stock Option Plan will be granted an option to purchase 20,000 shares of Common Stock on the date of such election.

     Nonqualified stock options granted under the 1998 Stock Option Plan will provide for the right to purchase Common Stock at a specified price, which may not be less than 85% of the fair market value of the Common Stock on the date of grant and usually will become exercisable (in the discretion of the Compensation Committee or the Board in the case of independent directors) in one or more installments after the date of grant. Incentive stock options, if granted, will be designed to comply with, and will be subject to restrictions contained in, the Code, including exercise prices equal to at least 100% of fair market value of Common Stock on the date of grant, but may be subsequently modified to disqualify them from treatment as incentive stock options. Incentive stock options may be granted only to employees. No option granted under the 1998 Stock Option Plan may have a term of greater than ten years from the date of grant.

     The period during which the right to exercise an option vests in the optionee shall be set by the Compensation Committee. However, unless the Compensation Committee states otherwise no option will be exercisable by an optionee subject to Section 16 of the Securities Exchange Act of 1934, as amended, within the period ending six months and one day after the date the option is granted. In addition, options granted to independent directors will become exercisable in annual installments of 25% on each of the first, second, third, and fourth anniversaries of the date of grant.

QUALIFIED STOCK PURCHASE PLAN

     On February 25, 1998, the Board of Directors adopted the Qualified Stock Purchase Plan. The Company's stockholders approved the adoption of the Qualified Stock Purchase Plan in June 1998. The Qualified Stock Purchase Plan, and the rights of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Code. The purpose of the Qualified Stock

Purchase Plan is to provide an incentive for employees of the Company to acquire an interest in the Company through the purchase of Common Stock, thereby more closely aligning the interests of the employees and the stockholders. The Qualified Stock Purchase Plan provides that an aggregate of 500,000 shares of the Common Stock may be issued thereunder. As of March 15, 1999, an aggregate of 5,156 shares of Common Stock had been issued under the Qualified Stock Purchase Plan. The Compensation Committee administers the Qualified Stock Purchase Plan.

     The Qualified Stock Purchase Plan is implemented through a series of 24-month offering periods, with a new offering period commencing on each February 1 and August 1 during the term of the Qualified Stock Purchase Plan. The first offering period (a 23-month period) commenced on September 1, 1998. The purchase price of the shares under the Qualified Stock Purchase Plan is funded through payroll deductions during an offering period. Currently, the payroll deductions may be any whole percentage amount between 1% and 15% of a participant's base salary, wages and commissions, but excluding bonuses and overtime pay, on each payroll date during the offering period. A participant may discontinue his or her participation in the Qualified Stock Purchase Plan at any time during the offering period. In addition, a participant may, no more than once during each offering period, reduce or increase the rate of payroll deductions.

     Subject to certain limitations contained in the Qualified Stock Purchase Plan, on the first day of each offering period, each participant is granted an option to purchase, on each exercise date during the offering period, a number of shares of Common Stock determined by dividing the participant's contributions to the Qualified Stock Purchase Plan by the applicable exercise price. Unless a participant withdraws from the Qualified Stock Purchase Plan, such participant's option to purchase shares will be exercised automatically on each exercise date of the offering period to purchase the maximum number of full shares that may be purchased at the exercise price with the accumulated payroll deductions in the participant's account. The last day of each six-month period during each offering period under the Qualified Stock Purchase Plan (i.e., each July 31, and January 31) will be an exercise date under the Qualified Stock Purchase Plan.

     Initially, the exercise price per share at which shares will be sold under the Qualified Stock Purchase Plan will be equal to the lower of 85% of the fair market value of the Common Stock on the date of commencement of an offering period or 85% of the fair market value of the Common Stock on each exercise date of the option. The Compensation Committee may change the percentage rate from 85%; however, it may never be less than 85%. The fair market value of a share of Common Stock on a given date will be the closing price of the Common Stock on the Nasdaq Stock Market on such date.

     As of March 15, 1999, 10,940,529 shares of the Company's common stock, $.001 par value per share ("Common Stock"), were outstanding.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 1999 by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers (as defined herein), (iii) each person who is known by the Company to own beneficially more than 5% of the Common Stock and (iv) all directors and executive officers as a group.

                                                     NUMBER OF SHARES         PERCENTAGE OF
                                                      OF COMMON STOCK          COMMON STOCK
               NAME AND ADDRESS(1)                 BENEFICIALLY OWNED(2)    BENEFICIALLY OWNED
               -------------------                 ---------------------    ------------------
Harry E. Gruber(3)...............................        1,037,852                  9.5%
Brian Kenner(4)..................................        1,041,752                  9.5
Isaac Willis(5)..................................        1,259,249                 11.5
Stephen H. Klein(6)..............................           67,260                    *
Edward E. David, Jr.(7)..........................           35,781                    *
Kenneth L. Ruggiero(8)...........................           24,899                    *
Edward L. Huguez(9)..............................           40,109                    *
J. William Grimes(10)............................           17,930                    *
Mark Dowley(11)..................................           16,474                    *
Alan Z. Senter(12)...............................           11,937                    *
All directors and executive officers as a group
  (10 persons)(13)...............................        3,553,243                 32.5
Douglas A. Augustine(14).........................           28,812                    *
National Broadcasting Company, Inc.(15)..........        1,016,670                  9.3
Westchester Group LLC(16)........................          800,000                  7.3

---------------
  *  Less than 1%.

 (1) Except as indicated, the address of each person named in the table is c/o INTERVU Inc., 6815 Flanders Drive, San Diego, California 92121.

 (2) Beneficial ownership of directors, officers and 5% or more stockholders includes shares of outstanding common stock and shares of common stock any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

 (3) Includes 368,725 shares subject to INTERVU's repurchase right under an amended and restated vesting agreement and 1,037,852 shares held in a family trust.

 (4) Includes 368,725 shares subject to INTERVU's repurchase right under an amended and restated vesting agreement.

 (5) Includes 1,036,938 shares owned by the Willis Family Trust, of which Dr. Willis is settlor. Includes 3,904 shares subject to INTERVU's repurchase right under a restricted stock agreement and 21,231 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table. Includes 17,994 shares held in an Individual Retirement Account.

 (6) Includes 21,699 shares subject to INTERVU's repurchase right under a restricted stock agreement and 3,104 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (7) Includes 3,817 shares subject to INTERVU's repurchase right under a restricted stock agreement and 10,859 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (8) Includes 24,709 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (9) Consists of 40,109 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(10) Consists of 17,930 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(11) Consists of 16,474 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(12) Consists of 11,937 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(13) See Notes (3) - (12).

(14) Mr. Augustine resigned as INTERVU's Vice President, Marketing and Sales on November 20, 1998.

(15) Includes shares of Series G Preferred Stock owned by NBC that are convertible into common stock at the option of the holder and 210,526 shares of common stock owned by NBC Multimedia. The holder of each share of Series G Preferred Stock has the right to vote on an as-converted basis with the common stock. As the ultimate parent of NBC, General Electric Company may be deemed to be the beneficial owner of all these shares. The address for NBC is 30 Rockefeller Plaza, New York, New York 10112.

(16) The membership interests of Westchester Group LLC are owned by Marcia Berman individually, with respect to 99.4% of the interests, and as custodian for her minor children under the New York Uniform Gifts to Minors Act, with respect to 0.6% of the interests. The address for Westchester Group LLC is c/o Duckor Spradling & Metzger, 401 West A Street, Suite 2400, San Diego, CA 92101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon incorporation of the Company in August 1995, the Company sold an aggregate of 2,398,278 shares of Common Stock to various individuals for an aggregate of $952, including 705,387 shares to Harry E. Gruber, 705,387 shares to Brian Kenner, 599,555 shares to a predecessor of the Westchester Group LLC, 211,609 shares to Ruth Hargis and 176,340 shares to the A.B. Gruber Living Trust (the "Initial Stockholders"). Allen B. Gruber, the settlor and trustee of the A.B. Gruber Living Trust, is the brother of Harry E. Gruber.

     In March 1996, the Company entered into Vesting Agreements with each of the Initial Stockholders. Each Vesting Agreement initially granted the Company the right to repurchase at the original issue price all of an Initial Stockholder's unvested shares upon such person's death or disability or his or her unwillingness to provide the services requested by the Company in such Vesting Agreement. The Vesting Agreements provided for daily vesting of restricted shares of Common Stock over a five-year period (with no shares vesting until March 4, 1997). The Vesting Agreements also granted the Company rights of first refusal to purchase vested shares before such shares may be sold to third parties. In October 1997, the Company amended the Vesting Agreements for the Initial Stockholders other than Dr. Gruber and Mr. Kenner to provide for the termination of such Vesting Agreements (and the vesting of all shares covered thereby) upon the completion of an initial public offering by the Company resulting in gross proceeds of at least $7,500,000 (a "Qualifying IPO"). The Vesting Agreements for Dr. Gruber and Mr. Kenner survived completion of the Offering but were amended and restated as of October 1997 to provide for the termination, upon completion of a Qualifying IPO, of the Company's rights of first refusal to purchase vested shares and the Company's right to repurchase unvested shares upon the death or disability of Dr. Gruber or Mr. Kenner, as applicable. The Company's rights to repurchase unvested shares also would terminate upon a change of control, with respect to Mr. Gruber, and upon a change of control followed by termination without cause or reduction of annual cash compensation, with respect to Mr. Kenner.

     On August 30, 1995, the Company sold 172,500 shares of Series A Convertible Preferred Stock at $1 per share to various accredited investors for total consideration of $172,500. The Company sold 80,000 of such shares to the A.B. Gruber Living Trust. Each share of Series A Convertible Preferred Stock was converted into 2.5192 shares of Common Stock upon the closing of the Company's IPO.

     On February 4, 1996, the Company sold an aggregate of 339,562 shares of Series B Convertible Preferred Stock at $1.27 per share to various accredited investors for a total consideration of $431,244. The Company sold 50,000 of such shares to the A.B. Gruber Living Trust, 25,000 of such shares to L. Burton Gruber, the father of Harry Gruber, 3,000 of such shares to Hope Gruber, the sister of Harry Gruber, and 200,000 of such shares to Isaac Willis, who has served as a director of the Company from November 1995 to the present. Each share of Series B Convertible Preferred Stock was converted into 2.5192 shares of Common Stock upon the closing of the IPO.

     On March 5, 1996, the Company issued 302,296 shares of Common Stock to each of Harry Gruber and Mr. Kenner and 282,166 shares to a predecessor of Westchester Group LLC for aggregate proceeds of $1,760.

     On March 7, 1996, the Company sold 296,147 shares of Series C Convertible Preferred Stock at $2.75 per share to various accredited investors for a total consideration of $814,404. The Company sold 3,500 of such shares to the A.B. Gruber Living Trust, 3,000 of such shares to L. Burton Gruber and 136,364 of such shares to Dr. Willis. Each share of Series C Convertible Preferred Stock was converted into 2.5192 shares of Common Stock upon the closing of the IPO.

     On April 17, 1996, the Company sold 96,429 shares of Series D Convertible Preferred Stock at $7 per share to various accredited investors for a total consideration of $675,003. The Company sold 7,143 of such shares to Dr. Willis. Each share of Series D Convertible Preferred Stock was converted into 2.5192 shares of Common Stock upon the closing of the IPO.

     On August 9, 1996, the Company sold 154,500 shares of Series E Convertible Preferred Stock at $10 per share to various accredited investors for a total consideration of $1,545,000. The Company sold 10,000 of such shares to Dr. Willis. From November 1996 through February 1997, the Company sold 245,500 additional shares of Series E Convertible Preferred Stock at $10 per share to various accredited investors for a total consideration of $2,455,000. The Company sold 54,550 of such shares to Dr. Willis. Each share of Series E Convertible Preferred Stock was converted into 1.2596 shares of Common Stock upon the closing of the IPO.

     On July 16, 1997, the Company sold 677,498 shares of Series F Convertible Preferred Stock at $6 per share to various accredited investors for a total consideration of $4,064,988. The Company sold 290,000 of such shares to Dr. Willis. The Company received payments for certain of the shares of Series F Preferred Stock issued on July 16, 1997 prior to such date and accounted for such payments as advances from stockholders. Each share of Series F Convertible Preferred Stock was converted into .6318 of one share of Common Stock upon the closing of the IPO.

     As consideration for the establishment of a strategic alliance in October 1997, the Company issued to NBC 1,280,000 shares of Series G Preferred, and NBC Multimedia made the Company the exclusive provider of technology and services for the distribution of NBC's entertainment audio/visual content by means of the Internet. There are no agreements between management and NBC with respect to voting their respective shares of Common Stock. The Company has granted NBC rights to include shares of Common Stock issuable upon conversion of the Series G Preferred in certain future registrations of the Company's Common Stock, as well as the right to demand on one occasion only that the Company register such shares of Common Stock after the Company becomes eligible to use Form S-3 under the Act. NBC has agreed that neither it, nor its affiliates, will acquire or seek to acquire any of the Company's securities for a period of one year from October 10, 1997, the date of the Purchase Agreement.

     NBC Multimedia purchased 210,526 shares of Common Stock in the Direct Offering at the price per share to the public in the IPO. NBC Multimedia and NBC together currently own approximately 10% of the outstanding shares of capital stock of the Company. Upon consummation of the Direct Offering, the Company will be obligated to pay NBC Multimedia $2,000,000 in installments over three calendar quarters for the costs of producing and operating the Revenue Sharing Area and the costs of advertising and promotions to be placed by the Company on web sites controlled by NBC.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules:

        The following financial statements of InterVU Inc. are included in Item
        8

                                                                                   PAGE
                                                                                   ----
    (1)  (A)  Report of Ernst & Young LLP, Independent Auditors..................   23

         (B)  Financial Statements...............................................

                (i)  Balance Sheets as of December 31, 1998 and 1997.............   24

               (ii)  Statements of Operations for the Years Ended December 31,
                     1998, 1997 and 1996.........................................   25

              (iii)  Statement of Stockholders' Equity for the Years Ended
                     December 31, 1998, 1997 and 1996............................   26

               (iv)  Statements of Cash Flows for the Years Ended December 31,
                     1998, 1997 and 1996.........................................   27

                (v)  Notes to Financial Statements...............................   28

         (2)  Financial Statement Schedules:

              The following financial statement schedule of InterVU Inc. is included in Item 14(d)

              Schedule II  Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3)  For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 49.

(c) Exhibits.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10K.

    EXHIBIT
    NUMBERS                       DESCRIPTION OF EXHIBIT
    -------                       ----------------------
      3.1      Amended and Restated Certificate of Incorporation.(1)
      3.2      Amended and Restated Bylaws.(1)
      4.1      Form of Common Stock Certificate.(2)
      4.2      Form of Advisors' Warrant Agreement including form of
               Advisors' Warrants.(6)
     10.1      1996 Stock Plan of INTERVU Inc.(3)
     10.2      Form of Indemnification Agreement.(4)
     10.3      Form of Restricted Stock Purchase Agreement.(4)
     10.4      Amended and Restated Vesting Agreement between INTERVU and
               Harry Gruber.(1)
     10.5      Amended and Restated Vesting Agreement between INTERVU and
               Brian Kenner.(1)
     10.6      Strategic Alliance Agreement dated as of October 10, 1997
               between INTERVU and NBC Multimedia, Inc.(3)
     10.7      Preferred Stock Purchase Agreement dated as of October 10,
               1997 among INTERVU, National Broadcasting Company, Inc. and
               NBC Multimedia, Inc.(3)
     10.8      Strategic Alliance Agreement dated January 15, 1998 between
               INTERVU and MatchLogic Inc.(1)
     10.9      Consulting Agreement dated January 28, 1998 between INTERVU and J. William Grimes.(5)
     10.10     Sublease Agreement dated as of April 20, 1998 between
               INTERVU and Computervision Corporation.(5)
     10.11     1998 Stock Option Plan of INTERVU Inc.(5)
     10.12     Employee Qualified Stock Purchase Plan of INTERVU Inc.(5)
     23.1*     Consent of Ernst & Young LLP, Independent Auditors.
     27.1*     Financial Data Schedule.

---------------
 *  Filed herewith.

(1) Incorporated by reference to INTERVU's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

(2) Incorporated by reference to Exhibit 4.1 to INTERVU's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 12, 1997.

(3) Incorporated by reference to Amendment No. 1 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 1997.

(4) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 1997.

(5) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 1998.

(6) Incorporated by reference to Amendment No. 4 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 1998.

(d) FINANCIAL STATEMENT SCHEDULE.

                                                                     SCHEDULE II

                                  INTERVU INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                                    ----------
                                                      BALANCE AT    CHARGED TO                BALANCE AT
                                                       BEGINNING    COSTS AND                   END OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS               OF YEAR      EXPENSES    DEDUCTIONS      YEAR
          -------------------------------             -----------   ----------   ----------   ----------
Year ended December 31, 1997........................    $   --       $  4,000       $ --       $  4,000
Year ended December 31, 1998........................     4,000        118,000         --        122,000

NOTE: The Company had no activity in the allowance for doubtful accounts prior to 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          InterVU Inc.

Date: March 29, 1999                      By:       /s/ HARRY GRUBER
                                            ------------------------------------
                                                        Harry Gruber
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

/s/ HARRY GRUBER                                    Chairman of the Board and Chief     March 29, 1999
------------------------------------------------      Executive Officer (Principal
Harry Gruber                                               Executive Officer)

/s/ KENNETH RUGGIERO                                    Vice President and Chief        March 29, 1999
------------------------------------------------      Financial Officer (Principal
Kenneth Ruggiero                                        Financial and Accounting
                                                                Officer)

/s/ J. WILLIAM GRIMES                                  Vice Chairman of the Board       March 29, 1999
------------------------------------------------
J. William Grimes

/s/ EDWARD DAVID                                                Director                March 29, 1999
------------------------------------------------
Edward David

                                                                Director                March 29, 1999
------------------------------------------------
Mark Dowley

/s/ ALAN Z. SENTER                                              Director                March 29, 1999
------------------------------------------------
Alan Z. Senter

/s/ ISAAC WILLIS                                                Director                March 29, 1999
------------------------------------------------
Isaac Willis, M.D.