Form 10-Q
period 1999-03-31
INTERVU INC
filed 1999-05-17
CIK 1011418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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



        Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock on April 30, 1999 was 10,956,365

                           FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in the Company's Annual Report on Form 10-K in Item 1 - "Business-Factors That May Affect Future Performance" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Copies of the Company's Form 10-K are available from the Company upon request. The Company assumes no obligation to update forward-looking statements.

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS                                                              PAGE
        Balance Sheets .....................................................               4
        Statements of Operations ...........................................               5
        Statements of Cash Flows ...........................................               6
        Notes to the Financial Statements ..................................               7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......................            8-12

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK ..................................................              12

                           PART II - OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................              13


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ...................................              14

SIGNATURES .................................................................              15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERVU INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                                               MARCH 31,              DECEMBER 31,
                                                                                  1999                   1998
                                                                                --------               --------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ......................................              $  7,236               $  9,346
  Short-term investments .........................................                14,928                 17,700
  Accounts receivable, net of $190,000 and $122,000
     allowance, respectively .....................................                 1,521                    729
  Prepaid and other current assets ...............................                   436                     75
                                                                                --------               --------
Total current assets .............................................                24,121                 27,850
Property and equipment, net ......................................                 4,307                  2,469
Other assets .....................................................                    71                     45
                                                                                --------               --------
        Total assets .............................................              $ 28,499               $ 30,364
                                                                                ========               ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................              $  1,267               $  1,334
  Accrued liabilities ............................................                   296                    299
  Payable to NBC Multimedia ......................................                   750                    750
  Accrued payroll and related ....................................                   541                    661
  Current portion, lease commitments .............................                   358                      7
                                                                                --------               --------
        Total current liabilities ................................                 3,212                  3,051
Lease commitments ................................................                   794                     --
Stockholders' equity:
  Preferred stock,$0.001 par value: 5,000,000 shares authorized
      Series G convertible preferred stock, Designated
      -- 1,280,000 shares; Issued and outstanding -- 1,280,000
      shares at March 31, 1999 and December 31, 1998, respectively                     1                      1
  Common stock, $0.001 par value: Authorized-- 20,000,000 shares;
      Issued and outstanding --10,946,622 shares and
      10,894,487 shares at March 31, 1999 and December 31, .......                    11                     11
      1998, respectively
  Additional paid-in capital .....................................                51,945                 51,346
  Deferred compensation ..........................................                (1,042)                  (746)
  Accumulated deficit ............................................               (26,422)               (23,299)
                                                                                --------               --------
        Total stockholders' equity ...............................                24,493                 27,313
                                                                                --------               --------
        Total liabilities and stockholders' equity ...............              $ 28,499               $ 30,364
                                                                                ========               ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.


                             See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                   ---------------------------------------
                                                      1999                        1998
                                                   ------------               ------------
                                                    (UNAUDITED)                (UNAUDITED)
Revenues ............................              $      1,232               $        113
Operating expenses:
  Research and development ..........                       744                        560
  Selling, general and administrative                     3,909                      1,628
  Charges associated with the NBC
   Strategic Alliance Agreement .....                        --                      3,873
                                                   ------------               ------------
Total operating expenses ............                     4,653                      6,061
                                                   ------------               ------------
Loss from operations ................                    (3,421)                    (5,948)
Interest income .....................                       298                        196
                                                   ------------               ------------
Net loss ............................              $     (3,123)              $     (5,752)
                                                   ============               ============
Basic and diluted net loss per
  share .............................              $       (.31)              $       (.73)
                                                   ============               ============
Shares used in calculating basic
  and diluted net loss per share ....                10,038,343                  7,889,459
                                                   ============               ============



                             See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                 1999                   1998
                                                               --------               --------
                                                              (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES
Net loss ........................................              $ (3,123)              $ (5,752)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Recognition of lapse of NBC's obligation to
   return 680,000 shares of Series G convertible
   preferred stock issued under the NBC Strategic
   Alliance Agreement ...........................                    --                  3,373
Issuance of common stock for services ...........                    62                     22
Amortization of deferred compensation ...........                    56                     45
Depreciation and amortization ...................                   251                     70
Changes in operating assets and liabilities:
  Accounts receivable ...........................                  (792)                   (68)
  Prepaid and other current assets ..............                  (361)                    --
  Accounts payable ..............................                   (67)                  (264)
  Accrued liabilities ...........................                    (3)                    (3)
  Payable to NBC Multimedia .....................                    --                    500
  Accrued payroll and related ...................                  (120)                    33
                                                               --------               --------
Net cash used in operating
  activities ....................................                (4,097)                (2,044)
INVESTING ACTIVITIES
Purchase of short-term investments ..............                (1,928)                (7,026)
Proceeds from sale of short-term investments ....                 4,700                     --
Purchases of property and equipment .............                  (941)                  (208)
Other assets ....................................                   (26)                   (40)
                                                               --------               --------
Net cash provided by (used in) investing
activities ......................................                 1,805                 (7,274)
FINANCING ACTIVITIES
Payments on capital leases ......................                    (3)                    (3)
Issuance of common stock ........................                   187                     --
Repurchase of common stock ......................                    (2)                    --
Repayment of stockholder notes receivable .......                    --                      1
                                                               --------               --------
Net cash provided by (used in) financing
  activities ....................................                   182                     (2)
Net decrease in cash and cash equivalents .......                (2,110)                (9,320)
Cash and cash equivalents at beginning of
period ..........................................                 9,346                 21,380
                                                               --------               --------
Cash and cash equivalents at end of period ......              $  7,236               $ 12,060
                                                               ========               ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease obligations entered into for
  equipment .....................................              $  1,147               $     --
                                                               --------               --------
Recognition of lapse of NBC's obligation to
  return 680,000 shares of Series G
  convertible preferred stock issued under
  the NBC Strategic Alliance Agreement ..........              $     --               $  3,373
                                                               --------               --------
Expense related to issuance of common stock .....              $     62               $     22
                                                               --------               --------


                             See accompanying notes

                                 INTERVU, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

   The interim unaudited condensed financial statements of the Company contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. NEW ACCOUNTING STANDARDS

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

3. CONTINGENCIES

    The Company is a party to certain claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse affect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption "Item 1. Business -- Factors that May Affect Future Performance" in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

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

Revenues

   INTERVU derives revenues from delivering live and on-demand video and audio content over the Internet and providing related services, including production, encoding, uplinking, Web site integration, distribution, audience building, reporting and archiving. INTERVU typically charges its customers fees with fixed and variable components. The fixed component consists of a monthly fee based on the particular bundle of services provided and an agreed upon amount of content to be stored and streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, INTERVU typically charges variable fees based on the amount by which content delivered exceeds the agreed upon amount. For customers for which INTERVU performs specific projects, it charges a combination of fixed and variable fees depending on the project. INTERVU also derives revenues from consulting services relating to streaming media technologies, although this is not expected to constitute a material portion of INTERVU's revenues in the future.

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

RESULTS OF OPERATIONS

   INTERVU has incurred net losses in each fiscal period since its inception and, as of March 31, 1999, had an accumulated deficit of $26.4 million. To date, INTERVU has not generated any significant revenues, and, as a result of the significant expenditures INTERVU plans to make as described above, INTERVU expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Total revenues for the three months ended March 31, 1999 increased to $1.2 million from $113,000 in the comparable period in 1998. The increase in revenues is primarily due the expansion of INTERVU's streaming media services and its customer base. INTERVU also generated additional revenue from its services to NBC's VideoSeeker Web site.

     Research and development expenses for the three months ended March 31, 1999 increased to $744,000 from $560,000 in the same period in the prior year. The increase in research and development expenses was attributable to the increase in personnel and related expenses.

     Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $3.9 million from $1.6 million for the same period in from the prior year. The increase was attributable primarily to an increase of $1.0 million in personnel and associated costs, an increase of $271,000 for bandwith and co-location costs, an increase of $216,000 in consulting fees, and an increase of $115,000 in expenditures for trade shows and other marketing efforts.

     Charges associated with the NBC strategic alliance agreement for the three months ended March 31, 1998 were $3.9 million. No such charges were recorded in the three months ended March 31, 1999. The charges in the 1998 period reflected:
(1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred Stock to INTERVU and (2) a charge of $0.5 million relating to nonrefundable cash payments due to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions to be placed by INTERVU on NBC Internet sites.

     Interest income for the three months ended March 31, 1999 increased to $298,000 from $196,000 for the same period in the prior year. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1998 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

     INTERVU's net loss was $3.1 million and $5.8 million for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, INTERVU has financed its operations primarily through sales of stock. Through March 31, 1999, INTERVU had raised $46.9 million from the sale of preferred stock and common stock. At March 31, 1999, the principal source of liquidity for INTERVU was $22.2 million of cash, cash equivalents and short-term investments.

     INTERVU has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the three months ended March 31, 1999 and 1998 was $4.1 million and $2.0 million, respectively. Cash used in operating activities in the first quarter of 1999 increased primarily as a result of increased business activity and related operating expenses.

 Cash provided from investing activities for the three months ended March 31, 1999 was $1.8 million primarily representing the net proceeds of $2.8 million from the sale of short term investments to fund operating activities, which amount was offset by the purchase of $2.1 million of property and equipment of which $1.1 million was financed under a capital lease. Cash used in investing activities for the three months ended March 31, 1998, primarily represented purchases of short-term investments and capital expenditures for equipment, software and furniture and fixtures. In March 1999, INTERVU financed $1.1 million of equipment under a three-year non-cancelable leaseline with an interest rate of 7.75%. Additionally, INTERVU expects to expend significant amounts for equipment, software and fixtures over the next 24 months to expand the INTERVU Network, a portion of which it plans to finance through capital leases.

   Cash provided by financing activities was $182,000 for the three months ended March 31, 1999, primarily representing the proceeds received from the exercise of stock options. Cash used in financing activities was $2,000 for the three months ended March 31, 1998 and represented payments on capital leases.

   On May 14, 1999, INTERVU received net proceeds of $97.8 million upon completion of a public offering of 2,875,000 shares of Common Stock at a price to the public of $36.00 per share.

   In connection with the strategic alliance agreement INTERVU entered into with NBC in October 1997, INTERVU became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with some of NBC's Web sites, including payments of
(1) $750,000 paid on the completion of the initial public offering in November 1997, (2) $500,000 paid in April 1998, (3) $500,000 due in May 1998 and (4)
$250,000 due in August 1998. Through March 31, 1999, INTERVU has made a total of approximately $1.3 million in payments to NBC Multimedia and $750,000 is currently payable.

   INTERVU believes existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditure requirements for the next several years. However, if cash generated by operations is insufficient to satisfy INTERVU's liquidity requirements, INTERVU may need to sell additional equity or debt securities or obtain credit facilities. INTERVU currently does not have any lines of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   INTERVU is exposed to changes in interest rates primarily from its investments in certain available for sale securities. Under its current policies, INTERVU does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one-percent adverse change in interest rates on instruments of all maturities would not materially effect the fair value of interest sensitive financial instruments at March 31, 1999.

                                     PART II




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In August 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its IPO. The effective date of registration of the IPO was November 19, 1997, under Commission file No. 333-33521. The offering was managed by Josephthal Lyon & Ross and Cruttenden Roth and closed on November 23, 1997 after the Company sold an aggregate of 2,210,526 shares of Common Stock in the IPO and a direct offering to NBC Multimedia, Inc. (the "Direct Offering). Expenses related to the IPO and Direct Offering incurred through December 31, 1997 were as follows:

         Proceeds from IPO.....................................                 $19,000,000
         Proceeds from Direct Offering.........................                   2,000,000
                                                                              -------------
         Total Proceeds........................................                  21,000,000


         Underwriters' Discount................................ $1,330,000
         Underwriter's advisor fee.............................    140,000
         Securities and Exchange Commission registration fee...      9,000
         NASD filing fee.......................................      2,000
         Nasdaq National Market listing fee....................     40,000
         Non-accountable expense allowance.....................    190,000
         Legal fees and expenses...............................    199,000
         Accounting fees and expenses..........................    191,000
         Printing and engraving expenses.......................    169,000
         Blue Sky fees and expenses............................     13,000
         Transfer agent and registrar fees.....................      3,000
         Miscellaneous.........................................    146,000
                                                                ----------
           TOTAL OFFERING COSTS................................                   2,432,000
                                                                              -------------

         Net Proceeds..........................................                 $18,568,000
                                                                              =============


   Since completion of the IPO and Direct Offering in November 1997, the Company has used $18,568,000 of the proceeds in the following manner:

Prepayment to NBC Multimedia, an affiliate
of the Company, for production, operating
and advertising costs associated with
certain NBC websites ..........................              $ 1,250,000
Purchase of property and equipment ............                3,477,000
General and administrative and working  capital                3,937,000
Research and Development expenditures .........                3,555,000
Sales & Marketing expenditures ................                6,349,000
                                                             -----------
Total proceeds used through March 31,1999 .....              $18,568,000


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

        (b) No reports on Form 8-K were filed for the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            InterVU Inc.


Date:  May 14, 1999        By: /s/ Harry Gruber
     --------------           --------------------------------------------------
                                                 Harry Gruber
                               Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                     Title                                Date
         ---------                                     -----                                ----

                                   Chairman of the Board and Chief Executive Officer     May 14, 1999
/s/ Harry Gruber                   (Principal Executive Officer)                         ------------
----------------------------------
        Harry Gruber


                                   Vice President and Chief Financial Officer            May 14, 1999
/s/ Kenneth L. Ruggiero            (Principal Financial and Accounting Officer)          ------------
----------------------------------
     Kenneth L. Ruggiero