Form 10-Q
period 1999-06-30
INTERVU INC
filed 1999-08-16
CIK 1011418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q


(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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

       Registrant's telephone number, including area code: (858) 623-8400

        Securities Registered Pursuant to Section 12 (b) of the Act: None

                    Securities Registered Pursuant to Section
                               12 (g) of the Act:
                    Common Stock par value $.001 per share
                                (Title of Class)



     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     The number of shares outstanding of the Registrant's Common Stock on July 30, 1999 was 13,956,574.

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

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS                                        PAGE
                                                                     ----
         Balance Sheets............................................    4
         Statements of Operations..................................    5
         Statements of Cash Flows..................................    6
         Notes to the Financial Statements.........................    7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  8-12

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    12

                           PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS...................................................    13

ITEM 5   OTHER INFORMATION.........................................    13

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K...........................    13

SIGNATURES.........................................................    14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERVU INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                             JUNE 30,   DECEMBER 31,
                                                                               1999        1998
                                                                             ---------   ---------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................  $  56,736   $   9,346
  Short-term investments ..................................................     58,740      17,700
  Accounts receivable, net of $223,000 and $122,000 allowance,
       respectively .......................................................      1,710         729
  Prepaid and other current assets ........................................        137          75
                                                                             ---------   ---------
Total current assets ......................................................    117,323      27,850
Property and equipment, net ...............................................      5,916       2,469
Other assets ..............................................................        123          45
                                                                             ---------   ---------
        Total assets ......................................................  $ 123,362   $  30,364
                                                                             =========   =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................  $   2,606   $   1,334
  Accrued liabilities .....................................................        588         299
  Payable to NBC Multimedia ...............................................        750         750
  Accrued payroll and related .............................................        596         661
  Current portion, lease commitments ......................................        363           7
                                                                             ---------   ---------
        Total current liabilities .........................................      4,903       3,051
Lease commitments .........................................................        701          --
Stockholders' equity:
  Preferred stock,$0.001 par value: 5,000,000 shares authorized
       1,280,000 shares designated as Series G convertible preferred stock;
        1,280,000 shares issued and outstanding at June 30, 1999 and
        December 31, 1998, respectively ...............................              1           1
  Common stock, $0.001 par value: Authorized -- 20,000,000 shares;
      Issued and outstanding -- 13,904,246 shares and 10,894,487 shares at
      June 30, 1999 and December 31, 1998, respectively ...................         14          11
  Additional paid-in capital ..............................................    149,126      51,346
  Deferred compensation ...................................................     (1,008)       (746)
  Accumulated deficit .....................................................    (30,375)    (23,299)
                                                                             ---------   ---------
        Total stockholders' equity ........................................    117,759      27,313
                                                                             ---------   ---------
        Total liabilities and stockholders' equity ........................  $ 123,362   $  30,364
                                                                             =========   =========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.


                             See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                       1999           1998           1999          1998
                                   ------------   ------------   ------------   ------------
                                   (UNAUDITED)    (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
Revenues ........................  $      1,734   $        283   $      2,966   $        396
Operating expenses:
  Research and development ......         1,999            846          3,221          1,406
  Sales & marketing .............         2,123          1,080          3,882          2,034
  General & administrative ......         2,300          1,151          3,972          1,825
                                   ------------   ------------   ------------   ------------
Total operating expenses ........         6,422          3,077         11,075          5,265
                                   ------------   ------------   ------------   ------------
Loss from operations ............        (4,688)        (2,794)        (8,109)        (4,869)
  Charges associated with the NBC
   Strategic Alliance Agreement .            --            500             --          4,373
                                   ------------   ------------   ------------   ------------
  Interest income ...............           735            231          1,033            427
                                   ------------   ------------   ------------   ------------
Net loss ........................  $     (3,953)  $     (3,063)  $     (7,076)  $     (8,815)
                                   ============   ============   ============   ============
Basic and diluted net loss per
  share .........................  $       (.34)  $       (.28)  $       (.65)  $       (.99)
                                   ============   ============   ============   ============
Shares used in calculating basic
  and diluted net loss per share     11,734,589      9,022,496     10,965,960      8,923,612
                                   ============   ============   ============   ============


                             See accompanying notes.

                                  INTERVU INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                         ----------------------
                                                            1999        1998
                                                         ---------   ---------
                                                         (UNAUDITED) (UNAUDITED)
OPERATING ACTIVITIES
Net loss ..............................................  $  (7,076)  $  (8,815)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Recognition of lapse of NBC's obligation to return
     680,000 shares of Series G convertible preferred
     stock issued under the NBC Strategic Alliance
     Agreement ........................................         --       3,373
  Issuance of common stock for services ...............         62          22
  Amortization of deferred compensation ...............        131          90
  Depreciation and amortization .......................        763         171
  Changes in operating assets and liabilities:
     Accounts receivable ..............................       (981)       (261)
     Prepaid and other current assets .................        (62)        (59)
     Accounts payable .................................      1,272         695
     Accrued liabilities ..............................        289           3
     Payable to NBC Multimedia ........................         --         500
     Accrued payroll and related ......................        (65)         64
                                                         ---------   ---------
Net cash used in operating activities .................     (5,667)     (4,217)
INVESTING ACTIVITIES
Purchase of short-term investments ....................   (104,240)    (33,318)
Proceeds from sale of short-term investments ..........     63,200       7,800
Purchases of property and equipment ...................     (3,063)       (478)
Other assets ..........................................        (78)        (76)
                                                         ---------   ---------
Net cash used in investing activities .................    (44,181)    (26,072)
FINANCING ACTIVITIES
Payments on capital leases ............................        (91)         (6)
Issuance of common stock ..............................     97,331      18,060
Repurchase of common stock ............................         (2)         --
Repayment of stockholder notes receivable .............         --           1
                                                         ---------   ---------
Net cash provided by (used in) financing activities ...     97,238      18,055
Net decrease in cash and cash equivalents .............     47,390     (12,234)
Cash and cash equivalents at beginning of period ......      9,346      21,380
                                                         ---------   ---------
Cash and cash equivalents at end of period ............  $  56,736   $   9,146
                                                         =========   =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Capital lease obligations entered into for equipment ..  $   1,147   $      --
                                                         =========   =========
Recognition of lapse of NBC's obligation to return
  680,000 shares of Series G convertible preferred
  stock issued under the NBC Strategic Alliance
  Agreement ...........................................  $      --   $   3,373
                                                         =========   =========
Expense related to issuance of common stock ...........  $      62   $      22
                                                         =========   =========

                             See accompanying notes.

                                  INTERVU INC
                          NOTES TO FINANCIAL STATEMENT


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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption "Item 1. Business -- Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

     INTERVU has incurred net losses in each fiscal period since its inception and, as of June 30, 1999, had an accumulated deficit of $30.4 million. To date, INTERVU has not generated any significant revenues, and, as a result of the significant expenditures INTERVU plans to make as described above, INTERVU expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

     Total revenues for the three months ended June 30, 1999 increased to $1.7 million from $283,000 in the comparable period in 1998. Total revenues for the six months ended June 30, 1999 increased to $3.0 million from $396,000 in the comparable period in 1998.The increase in revenues is primarily due the expansion of INTERVU's streaming media services and its customer base. INTERVU also generated additional revenue from its services to NBC's VideoSeeker Web site.

     Research and development expenses for the three months ended June 30, 1999 increased to $2.0 million from $846,000 the prior year. Research and development expenses for the six months ended June 30, 1999 increased to $3.2 million from $1.4 million the prior year. The increase in research and development expenses was attributable to the increase in personnel and related expenses.

     Sales and marketing expenses for the three months ended June 30, 1999 increased to $2.1 million compared to $1.1 million for the comparable period from the prior year. Sales and marketing expenses for the six months ended increased to $3.9 million from $1.8 million for the comparable period in the prior year. The increase was attributable primarily to an increase in personnel and associated costs, in expenditures for trade shows and other marketing efforts.

     General and administrative expenses for the three months ended June 30, 1999 increased to $2.3 million compared to $1.2 million for the comparable period from the prior year. Sales and marketing expenses for the six months ended increased to $4.0 million from $1.8 million for the comparable period in the prior year. The increase was attributable primarily to an increase in personnel and associated costs, consulting fees and Internet Service
Provider costs.

     Charges associated with the NBC strategic alliance agreement for the three months ended and the six months ended June 30, 1998 were $500,000 and $4.4 million, respectively. No such charges were recorded in the three months ended and six months ended June 30, 1999, respectively. The charges in the 1998 period reflected: (1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred Stock to INTERVU and
(2) a charge of $1.0 million relating to nonrefundable cash payments due to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions to be placed by INTERVU on NBC Internet sites.

     Interest income was $735,000 and $1.0 million for the three and six months ended June 30, 1999 respectively, compared to $231,000 and $426,000 for the same periods in 1998 respectively,. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1998 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

     INTERVU's net loss was $4.0 million and $7.1 million for the three and six months ended June 30, 1999 respectively, compared to $3.1 million and $8.8 million for the same periods in 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, INTERVU has financed its operations primarily through sales of stock. Through June 30, 1999, INTERVU had raised $144.1 million from the sale of preferred stock and common stock. At June 30, 1999, INTERVU had $115.5 million of cash, cash equivalents and short-term investments.

     INTERVU has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the six months ended June 30, 1999 and 1998 was $5.7 million and $4.2 million, respectively. Cash used in operating activities increased primarily as a result of increased business activity and related operating expenses.

     Cash used in investing activities was $44.2 million and $26.1 million for the six months ended June 30, 1999 and 1998, respectively, which represented purchases of short-term investments and capital expenditures for equipment, software and furniture and fixtures. In March 1999, INTERVU financed $1.1 million of equipment under a three-year non-cancelable leaseline with an interest rate of 7.75%. Additionally, INTERVU expects to expend significant amounts for equipment, software and fixtures over the next 24 months to expand the INTERVU Network, much of which it plans to finance through capital leases.

     Cash provided by financing activities was $97.3 million for the six months ended June 30, 1999, primarily representing net proceeds of $97.0 million received upon completion of a public offering of 2,875,000 shares of Common Stock at a price to the public of $36.00 per share. Cash provided by financing activities was $18.1 million for the six months ended June 30, 1998, primarily representing net proceeds of $17.8 million received upon completion of a public offering of 1,495,000 shares of Common Stock at a price to the public of $13.25 per share.

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

     On August 2, 1999, we entered into an Agreement and Plan of Merger to acquire Netpodium Inc., a Seattle-based innovator of live, interactive Web-based communication software and event hosting services. For additional information regarding the proposed acquisition of Netpodium, see "Item 5. Other Information." Although we will use our common stock as consideration for the acquisition of Netpodium, the acquisition will affect our cash position because we will be required to invest cash in Netpodium to maintain and expand its business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTERVU is exposed to change in interest rates primarily from its investments in certain available for sale securities. Under its current policies, INTERVU does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one-percent change in interest rates on instruments of all maturities would not materially effect the fair value of interest sensitive financial instruments at June 30, 1999.

                                     PART II

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 27, 1999, INTERVU held an Annual Meeting of Stockholders at which the following proposals were voted on by the shareholders:

1. Election of two directors for a three-year term to expire at the 2002 Annual Meeting of Stockholders. The votes cast for, against, withheld of abstained as to each nominee are set forth below.


NOMINEE                    FOR             AGAINST                   WITHHELD

Edward E. David, Jr.     11,063,889           0                       58,135
Alan Z. Senter           11,063,889           0                       58,135

2. To consider and vote upon a proposal to amend the Amended and Restated Articles of Incorporation of INTERVU's common stock from 20,000,000 to 45,000,000 shares.

                                                             Votes
For                                                          10,829,042
Against                                                         283,135
Withheld                                                          9,847
Broker Non-Vote                                                       0


ITEM 5.  OTHER INFORMATION

     On July 14, 1999, INTERVU acquired VideoLinx Communications, Inc., a Virginia based visual communication services company, through a merger of an INTERVU subsidiary with and into VideoLinx. INTERVU acquired VideoLinx to strengthen INTERVU's focus on providing high-quality service to the Internet audio and video conferencing space. The acquisition also provided INTERVU with the ability to provide streaming customers with redundant call centers located in San Diego, CA and Fairfax, VA. The new center in Virginia will provide additional back up to enhance staffing for various time zones, reliability and peak load management. Under the terms of the acquisition agreement, INTERVU issued 38,399 shares of INTERVU common stock to VideoLinx's former stockholders and repaid approximately $145,000 of VideoLinx's indebtedness upon the closing.

     On August 2, 1999, INTERVU entered into an Agreement and Plan of Merger to acquire Netpodium Inc., a Seattle-based innovator of live, interactive web-based communication software and event hosting services. INTERVU believes the acquisition will expand INTERVU's audio and video Internet broadcasting offerings in the business services market. Under the terms of the definitive agreement, INTERVU will issue 1,011,236 shares of common stock to Netpodium's shareholders and assume all outstanding Netpodium options. The parties intend for the transaction to be accounted for as a pooling of interests. The acquisition, which is subject to certain conditions, is scheduled to close by September 7, 1999. Following the acquisition, Netpodium will be a wholly owned subsidiary of INTERVU.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit
         Number
         ------
           3.1             Amended and Restated certificate of Incorporation
                           (incorporated by reference to INTERVU's Annual Report
                           on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1998).

           3.2 Amendment to Amended and Restated certificate of Incorporation

          27.1             Financial Data Schedule

(b) No reports on Form 8-K were filed for the six months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  InterVU Inc.


Date:  August 13, 1999       By:           /s/ Harry Gruber
       ---------------         ------------------------------------------------
                                                Harry Gruber
                              Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                         Title                                  Date
           ---------                                         -----                                  ----

                                          Chairman of the Board and Chief Executive Officer
/s/ Harry Gruber                          (Principal Executive Officer)                         August 13, 1999
-----------------------------------------                                                       -------------------
              Harry Gruber


                                          Vice President and Chief Financial Officer
/s/ Kenneth L. Ruggiero                   (Principal Financial and Accounting Officer)          August 13, 1999
-----------------------------------------                                                       -------------------
          Kenneth L. Ruggiero

