Form 10-Q
period 1999-09-30
INTERVU INC
filed 1999-11-15
CIK 1011418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                    FORM 10-Q

 (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

        Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

        The number of shares outstanding of the Registrant's Common Stock on October 31, 1999 was 15,113,462.

                           FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in the Company's Annual Report on Form 10-K in Item 1 -- "Business -- Factors That May Affect Future Performance" and other risks identified for time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Copies of the Company's Form 10-K are available from the Company upon request. The Company assumes no obligation to update forward-looking statements.

                                  INTERVU INC.
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1   FINANCIAL STATEMENTS
         Consolidated Balance Sheets.....................................     4
         Consolidated Statements of Operations...........................     5
         Consolidated Statements of Cash Flows...........................     6
         Notes to the Consolidated Financial Statements..................     7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................   9-13

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.....................................................    14

                           PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    15

ITEM 5   OTHER INFORMATION...............................................    15


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................................    15

SIGNATURES...............................................................    16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  INTERVU INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1999              1998
                                                                           -------------      ------------
Current assets:
  Cash and cash equivalents .............................................    $ 28,003          $ 13,086
  Short-term investments in marketable securities .......................      72,676            17,700
  Accounts receivable, net of $722,000 and $122,000 allowance,
       respectively .....................................................       3,004               795
  Prepaid and other current assets ......................................         460                81
                                                                             --------          --------
Total current assets ....................................................     104,143            31,662
Property and equipment, net .............................................      12,930             2,654
Intangible assets .......................................................       1,128                --
Other assets ............................................................       2,188                45
                                                                             --------          --------
        Total assets ....................................................    $120,389          $ 34,361
                                                                             ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................    $  2,775          $  1,387
  Accrued liabilities ...................................................       1,417               408
  Payable to NBC Multimedia .............................................          --               750
  Accrued payroll and related ...........................................         781               677
  Current portion, lease commitments ....................................         369                 7
                                                                             --------          --------
        Total current liabilities .......................................       5,342             3,229
Lease commitments .......................................................         716                --
Other long-term liabilities .............................................          32                --
Stockholders' equity:
  Preferred stock,$0.001 par value: 5,000,000 shares authorized
      Series G convertible preferred stock, Designated -- 1,280,000 shares; Issued and outstanding -- 1,280,000 shares at September 30,
      1999 and December 31, 1998 ........................................           1                 1
  Common stock, $0.001 par value: Authorized-- 45,000,000 shares;
      Issued and outstanding -15,055,366 shares and 11,864,097 shares
      at September 30, 1999 and December 31, 1998 .......................          15                12
  Additional paid-in capital ............................................     156,909            57,057
  Deferred compensation .................................................        (900)             (746)
  Accumulated deficit ...................................................     (41,726)          (25,192)
                                                                             --------          --------
        Total stockholders' equity ......................................     114,299            31,132
                                                                             --------          --------
        Total liabilities and stockholders' equity ......................    $120,389          $ 34,361
                                                                             ========          ========

                             See accompanying notes.

                                  INTERVU INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                        -------------------------------         ------------------------------
                                                           1999                1998                1999                1998
                                                        -----------         -----------         -----------         ----------
 Revenues ......................................        $     3,186         $       474         $     6,556         $      871
 Operating expenses:
   Research and development ....................              2,519               1,359               6,553              3,144
   Sales and marketing .........................              4,500               1,910               9,476              4,105
   General and administrative ..................              4,258               1,555               8,793              3,539
   Charges associated with acquisitions and
   related to NBC Strategic Alliance Agreement
                                                                798                 250                 798              4,623
                                                        -----------         -----------         -----------         ----------
 Total operating expenses ......................             12,075               5,074              25,620             15,411
                                                        -----------         -----------         -----------         ----------
 Loss from operations ..........................             (8,889)             (4,600)            (19,064)           (14,540)
 Interest income ...............................              1,447                 457               2,530                888
                                                        -----------         -----------         -----------         ----------
 Net loss ......................................        $    (7,442)        $    (4,143)        $   (16,534)        $  (13,652)
                                                        ===========         ===========         ===========         ==========
 Basic and diluted net loss per
   share .......................................        $      (.52)        $      (.41)        $     (1.29)        $    (1.49)
                                                        ===========         ===========         ===========         ==========
 Shares used in calculating basic
   and diluted net loss per share ..............         14,355,825          10,129,159          12,842,281          9,132,861
                                                        ===========         ===========         ===========         ==========

                             See accompanying notes.

                                  INTERVU INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -----------       -----------
OPERATING ACTIVITIES
Net loss ...................................................        $ (16,534)        $(13,652)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Recognition of lapse of NBC's obligation to return
  680,000 shares of Series G convertible preferred stock
  issued under the NBC Strategic Alliance Agreement ........               --            3,373
Loss on disposal of property and equipment .................               --                8
  Issuance of common stock for services ....................               62               22
  Amortization of deferred compensation ....................              199              136
  Depreciation and amortization ............................            2,323              314
  Changes in operating assets and liabilities:
     Accounts receivable ...................................           (2,209)            (366)
     Prepaid and other current assets ......................             (380)             (19)
     Other assets ..........................................           (2,143)             (64)
     Accounts payable ......................................            1,389            1,131
     Accrued liabilities ...................................            1,009              337
     Payable to NBC Multimedia .............................             (750)             750
     Accrued payroll and related ...........................              104              283
     Other long-term liabilities ...........................               32               --
                                                                    ---------         --------
Net cash used in operating activities ......................          (16,898)          (7,747)
INVESTING ACTIVITIES
Acquisition, net of cash acquired ..........................           (1,530)              --
Purchase of short-term investments .........................         (150,120)         (43,934)
Proceeds from sale of short-term investments ...............           95,144           22,082
Purchases of property and equipment ........................          (11,049)          (2,051)
                                                                    ---------         --------
Net cash used in investing activities ......................          (67,555)         (23,903)
FINANCING ACTIVITIES
Payments on capital leases .................................              (70)              (9)
Issuance of common stock ...................................           99,442           19,351
Repurchase of common stock .................................               (2)              --
                                                                    ---------         --------
Net cash provided by  financing activities .................           99,370           19,342
Net increase (decrease) in cash and cash equivalents .......           14,917          (12,308)
Cash and cash equivalents at beginning of period ...........           13,086           21,408
                                                                    ---------         --------
Cash and cash equivalents at end of period .................        $  28,003         $  9,100
                                                                    =========         ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Capital lease obligations entered into for equipment .......        $   1,147              $--
                                                                    ---------         --------
Expense related to issuance of common stock ................        $      62         $     22
                                                                    ---------         --------

                             See accompanying notes.

1. THE COMPANY AND BASIS OF PRESENTATION

        InterVU Inc. (the "Company" or "INTERVU") was incorporated in Delaware on August 2, 1995 to provide services for the delivery or "streaming" of live and on-demand video and audio content over the Internet. The Company utilizes a patented distributed network to accelerate the speed and improve the quality of video and audio delivery. In 1998, the Company emerged from the development stage.

        The interim unaudited condensed consolidated financial statements of the Company contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements have been restated to reflect the Company's acquisition of Netpodium Inc. in August 1999, which was accounted for as a pooling of interest. Significant intercompany accounts and transactions have been eliminated in consolidation. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

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

3. ACQUISITIONS

        On July 14, 1999, INTERVU acquired Videolinx Communications, Inc., a Virginia-based visual communications services company, through a merger of an INTERVU subsidiary with and into Videolinx. INTERVU acquired Videolinx to strengthen INTERVU's focus on providing high-quality service to the Internet audio and video conferencing space. The acquisition also provided INTERVU with the ability to provide streaming customers with redundant call centers located in San Diego, CA and Fairfax, VA. The new center in Virginia will provide additional back up to enhance staffing for various time zones, reliability and peak load management. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Under the terms of the acquisition agreement, INTERVU issued 38,399 shares of INTERVU common stock to Videolinx's former stockholders and repaid approximately $145,000 of Videolinx's indebtedness upon the closing.

        On August 25, 1999, INTERVU acquired Netpodium Inc., a Seattle-based innovator of live, interactive, Web-based communication software and event hosting services. The acquisition will expand INTERVU's audio and video Internet broadcasting offerings in the business services market. Under the terms of the acquisition, which was accounted for as a pooling of interests, INTERVU issued 1,011,236 shares of common stock to Netpodium's shareholders and assumed all outstanding Netpodium options.

4. SUBSEQUENT EVENT

        On November 11, 1999, INTERVU announced a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, INTERVU will issue $20 million of common stock to CNN. In return, CNN will provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties, and INTERVU will sub-license CNN's domestic television networks to its corporate clients for internal distribution on their LANs. INTERVU will be able to provide fee based Internet video management and delivery services for three years and will also deliver audio streaming services immediately. Following the first anniversary of the agreement, if the per Share Market Value of the shares prior to the end of any fiscal quarter falls below $20.00 per share, INTERVU has agreed to issue a letter of credit in the amount of $10.0 million to CNN prorated by the number of INTERVU shares remaining held by CNN and by the number of days into the agreement. INTERVU may become obligated to pay to CNN up to $10 million in cash or common stock, at INTERVU's option, if CNN holds the shares issued to it for three years and the price per share of INTERVU's common stock does not increase 1.5 times the initial price at the effective date of the Agreement.

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

Expenses

        INTERVU's expenses consist of research and development and sales and marketing, general and administrative expenses. Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, allocated costs of facilities and depreciation and amortization of capital equipment. Research and development expenses to date have been focused in three areas: (1) development of software to improve the INTERVU Network's ability to deliver video and audio content, (2) development of software to analyze Internet performance and redirect individual end-users to optimal servers and (3) development of software to help Web sites publish and promote their events.

        Sales, marketing, general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. Also included are the costs INTERVU incurs for bandwidth. INTERVU expects that as it adds additional customers, the corresponding increase in video delivery volumes will allow INTERVU to generate economies of scale relative to its bandwidth costs because it will be able to obtain larger volume discounts. To the extent that INTERVU does not realize such economies of scale, INTERVU's business will be adversely affected.

        As INTERVU expands its business in 1999 and beyond, its research and development and sales, marketing, general and administrative expenses will increase substantially. Research and development expenses will increase as INTERVU adds engineers to its in-house software development team. INTERVU's selling, general and administrative expenses will increase as INTERVU, among other things, hires additional personnel, increases its advertising expenditures and establishes additional sales offices.

        INTERVU also expects to expand the INTERVU Network by adding servers in additional Internet hosting centers. INTERVU will depreciate equipment added to the INTERVU Network over the useful life of the asset and include this expense in selling, general and administrative expense.

NBC Strategic Alliance

        In connection with entering into a strategic alliance with NBC Multimedia, Inc. in October 1997, INTERVU issued 1,280,000 shares of its Series G Convertible Preferred Stock to NBC. INTERVU charged $3.4 million to expense in January 1998, representing the fair value of 680,000 shares of Series G Preferred Stock at the time NBC's obligation to return those shares upon a termination of the agreement lapsed. INTERVU expects to charge the then fair value of the remaining 600,000 shares of Series G Preferred Stock to expense during the fourth quarter of 1999 when NBC's obligation to return those shares is expected to lapse, although if INTERVU breaches, renegotiates or removes the provision of the NBC strategic alliance agreement relating to this obligation, it may need to expense the charge at that time. INTERVU believes that the fair value of each share of Series G Preferred Stock will roughly approximate the price per share at which INTERVU's common stock is then trading, multiplied by the 0.6298 conversion ratio applicable to the Series G Preferred Stock. The non-cash charge of 17.2 million with respect to the remaining 600,000 shares of Series G Preferred Stock will impact INTERVU's results of operations in the fourth quarter of 1999.

RESULTS OF OPERATIONS

        INTERVU has incurred net losses in each fiscal period since its inception and, as of September 30, 1999, had an accumulated deficit of $41.7 million. To date, INTERVU has not generated any significant revenues, and, as a result of the significant expenditures INTERVU plans to make as described above, INTERVU expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

        Total revenues for the three months ended September 30, 1999 increased to $3.2 million from $474,000 in the comparable period in 1998. Total revenues for the nine months ended September 30, 1999 increased to $6.6 million from $871,000 in the comparable period in 1998.The increase in revenues is primarily due the expansion of INTERVU's streaming media services and its customer base.

        Research and development expenses for the three months ended September 30, 1999 increased to $2.5 million from $1.4 million for the comparable period in the prior year. Research and development expenses for the nine months ended September 30, 1999 increased to $6.6 million from $3.1 million for the comparable period in the prior year. The increase in research and development expenses was attributable to the increase in personnel and related expenses.

        Sales and marketing expenses for the three months ended September 30, 1999 increased to $4.5 million compared to $1.9 million for the comparable period from the prior year. Sales and marketing expenses for the nine months ended increased to $9.5 million from $4.1 million for the comparable period in the prior year. The increase was attributable primarily to an increase in the Company's sales force and associated costs, in expenditures for trade shows and in other marketing efforts.

        General and administrative expenses for the three months ended September 30, 1999 increased to $4.3 million compared to $1.6 million for the comparable period from the prior year. General and administrative expenses for the nine months ended increased to $8.8 million from $3.5 million for the comparable period in the prior year. The increase was attributable primarily to an increase in personnel and associated costs, consulting fees and for Internet Service Provider costs.

        Charges associated with the NBC strategic alliance agreement for the three months ended and the nine months ended September 30, 1998 were $250,000 and $4.6 million, respectively. No such charges were recorded in the three months ended and nine months ended September 30, 1999, respectively. The charges in the 1998 period reflected: (1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G Preferred Stock to INTERVU and (2) a charge of $1.0 million relating to nonrefundable cash payments due to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions to be placed by INTERVU on NBC Internet sites. As noted above, the Company expects to incur a significant non-cash charge of $17.2 million in the fourth quarter of 1999 when NBC's obligation to return 600,000 shares of Series G Preferred Stock upon termination of the agreement lapse.

        Interest income was $1.4 million and $2.5 million for the three and nine months ended September 30, 1999 respectively, compared to $457,000 and $888,000 for the same periods in 1998. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1998 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

        INTERVU's net loss was $7.4 million and $16.5 million for the three and nine months ended September 30, 1999 and 1998 respectively, compared to $4.1 million and $13.7 million for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, INTERVU has financed its operations primarily through sales of stock. Through September 30, 1999, INTERVU had raised $146.2 million from the sale of preferred stock and common stock. At September 30, 1999, the principal source of liquidity for INTERVU was $100.7 million of cash, cash equivalents, investments in marketable securities.

        INTERVU has had significant negative cash flows from operating activities since inception. Cash used in operating activities for the nine months ended September 30, 1999 and 1998 was $16.9 million and $7.7 million, respectively. Cash used in operating activities increased primarily as a result of increased business activity and related operating expenses.

        Cash used in investing activities was $67.6 million and $23.9 million for the nine months ended September 30, 1999 and 1998, respectively, primarily representing purchases of short-term investments and long-term investments and capital expenditures for equipment, software and furniture and fixtures. In March 1999, INTERVU financed $1.1 million of equipment under a three-year non-cancelable leaseline with an interest rate of 7.75%. Additionally, INTERVU expects to expend significant amounts for equipment, software and fixtures over the next 24 months to expand the INTERVU Network, some of which it plans to finance through capital leases.

        Cash provided by financing activities was $99.4 million for the nine months ended September 30, 1999, primarily representing net proceeds of $97.1 million received upon completion of a public offering of 2,875,000 shares of Common Stock at a price to the public of $36.00 per share. Cash provided by financing activities was $19.3 million for the nine months ended September 30, 1998, primarily representing net proceeds of $18.4 million received upon completion of a public offering of 1,495,000 shares of Common Stock at a price to the public of $13.25 per share.

        In connection with the strategic alliance agreement INTERVU entered into with NBC in October 1997, INTERVU became obligated to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with some of NBC's Web sites, including payments of
(1) $750,000 paid on the completion of the initial public offering in November 1997, (2) $500,000 paid in April 1998, (3) $500,000 due in May 1998 and (4)
$250,000 due in August 1998. As of September 30, 1999, INTERVU has paid a total of $2.0 million to NBC Multimedia.

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

IMPACT OF YEAR 2000

        Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Although INTERVU believes that the INTERVU Network is Year 2000 compliant, INTERVU may discover coding errors or other defects in the future. INTERVU has appointed a Year 2000 Task Force to assess the scope of its risks and bring its applications into compliance. This Task Force has undertaken its assessment of INTERVU's compliance and testing its corporate business and information systems. To date, INTERVU has discovered few problems during its Year 2000 testing, and INTERVU has fixed those identified in its day-to-day operating environment. INTERVU completed the compliance testing in November 1999. To date, INTERVU has incurred minimal expenses related to Year 2000 compliance. Expenses incurred are less than the $50,000 budgeted for assessing Year 2000 compliance. INTERVU has adopted a preliminary contingency plan to address possible risks to its systems.

        INTERVU relies on a number of software and systems provided by third parties to operate the INTERVU Network, any of which could contain coding which is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlled routers, switches and other components of the data network, firewall, security, monitoring and back-up software used by INTERVU, as well as desktop PC applications software. In each case, INTERVU employs widely available software applications from leading third-party vendors and expects that such vendors will provide any required upgrades or modifications in a timely fashion. During the Task Force compliance assessment, INTERVU has aggressively sought out these upgrades and modifications and implemented on INTERVU systems as necessary. However, if any third party software suppliers fail to provide Year 2000 compliant versions of the software, INTERVU's operations, including the INTERVU Network, could be disrupted.

        Year 2000 compliance problems also could undermine the general infrastructure necessary to support INTERVU's operations. For instance, INTERVU depends on third-party Internet service providers (known as "ISPs") or hosting centers to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs or hosting centers could result in a temporary interruption of the INTERVU Network and other services. During the Task Force compliance assessment, INTERVU aggressively sought out ISP and supplier Year 2000 compliance statements. INTERVU has not independently verified the statements and has published those compliance statements as republications. INTERVU has attempted to address this risk by obtaining the same service capacity from multiple ISPs. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, the demand for INTERVU's services could decline, resulting in an adverse impact to INTERVU's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTERVU is exposed to changes in interest rates primarily from its investments in certain available for sale securities. Under its current policies, INTERVU does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one-percent change in interest rates on instruments of all maturities would not materially affect the fair value of interest sensitive financial instruments at September 30, 1999.

                                     PART II

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 20, 1999, INTERVU held a Special Meeting of Stockholders at which the following proposals were voted on by the shareholders:

1. To consider and vote upon a proposal to amend the 1998 Stock Option Plan from 2,000,000 to 3,000,000 shares.
                                       Votes
For                                    7,396,070
Against                                3,154,275
Withheld                               11,065

ITEM 5. OTHER INFORMATION

        On November 11, 1999, INTERVU announced a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, INTERVU will issue $20 million of common stock to CNN. CNN will provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties, and INTERVU will sub-license CNN's domestic television networks to its corporate clients for internal distribution on their LANs. INTERVU will provide fee based Internet video management and delivery services for three years and will also deliver audiostreaming services immediately. Following the first anniversary of the agreement, if the net share market value of the shares prior to the end of any fiscal quarter falls below $20.00 per share, INTERVU has agreed to issue a letter of credit in the amount of $10.0 million to CNN prorated by the number of INTERVU shares remaining held by CNN and by the days into the agreement. INTERVU may become obligated to pay to CNN up to $10 million in cash or common stock, at INTERVU's option, if CNN holds the shares issued to it for three years and the price per share of INTERVU's common stock does not increase to 1.5 times the initial price at the effective date of the Agreement.

        On September 21, 1999 INTERVU was granted a patent from the U.S. Patent & Trademark Office entitled "System and Method for Delivery of Video Data Over a Computer Network." This patent covers the storage, organization and management of the large amounts of audio and video content that is delivered across the Internet, as well as how distributed delivery centers are tied together to share the high volumes of information and resultant high loads of traffic.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        Exhibit
        Number
        -------
         27.1             Financial Data Schedule

        (b) No reports on From 8-K were filed for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            InterVU Inc.


        Date: November 15, 1999       By:   /s/ Harry Gruber
                                         ---------------------------------------
                                                      Harry Gruber
                                               Chairman of the Board and
                                                Chief Executive Officer

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

       Signature                                 Title                                  Date
       ---------                                 -----                                  ----
                           Chairman of the Board and Chief Executive Officer
/s/ Harry Gruber           (Principal Executive Officer)                         November 15, 1999
-----------------------
    Harry Gruber

                           Vice President and Chief Financial Officer
/s/ Kenneth L. Ruggiero    (Principal Financial and Accounting Officer)          November 15, 1999
-----------------------
    Kenneth L. Ruggiero