Form 10-K
period 1999-12-31
INTERVU INC
filed 2000-03-03
CIK 1011418

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 15, 2000 was $1,514,348,000 based on a average of the high and low sales for the common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the Registrant's common stock on February 15, 2000 was 15,615,702.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of the proposed merger of the Company with Akamai Technologies, Inc., which is expected to close during the second quarter of 2000, and the risks and uncertainties identified in this Form 10-K in Item 1 -- "Business -- Factors That May Affect Future Performance" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     INTERVU provides Web site owners and content publishers with cost-effective services and automated tools for the streaming of live and on-demand video and audio content over the Internet. INTERVU also provides Internet conferencing services and interactive Web broadcasting services. INTERVU's customers use its video and audio distribution services to transmit entertainment, sports, news, and business-to-business content. INTERVU's current customers include AOL MovieFone, Bloomberg, CNET, CNN, Digital Entertainment Network, DVD Express, Excite@Home, House of Blues, Microsoft, MSNBC, NBC, NetRadio.com, Playboy, Pseudo, Quokka Sports, Saatchi & Saatchi, Tunes.com, Turner Broadcasting and Viacom/VH-1.

     INTERVU's streaming media services allow Internet users to:

     - View news, sports and other events from around the world;

     - Listen to live and pre-programmed radio broadcasts online;

     - Watch and listen to specialized content not widely available on television or radio;

     - Hear a company's quarterly earnings report live, accompanied by an interactive audio/video presentation;

     - View a movie trailer before purchasing a movie ticket, videotape or DVD;

     - Watch music videos or listen to songs on demand; and

     - Participate in live interactive Webcasts or Internet conferences featuring live audio and video with a synchronized slide presentation.

     INTERVU has developed software solutions that automate the publishing, distribution and programming of video and audio content. INTERVU is a full-service provider, offering all of the services necessary for delivery of live Webcasting, interactive Web presentation broadcasting, and video and audio on-demand, including production, encoding, uplinking, Web site integration, distribution, reporting and archiving. Web site owners and content publishers use INTERVU's solutions to: (1) more quickly and efficiently add video and audio content and live event interactivity to Web sites, (2) avoid purchasing or developing costly software and hardware and hiring employees with video and audio expertise and (3) benefit from the economies of scale INTERVU can generate by buying Internet transmission capacity, known as bandwidth, in bulk. INTERVU typically charges its customers monthly fees based on the particular bundle of services to be provided and the amount of audio/video content to be stored and delivered.

     INTERVU also offers Internet conference, or "conference casting," solutions that enable telecommunications carriers and other service bureaus to incorporate live audio and video streaming services and participant interactivity into their traditional conference call offerings. The INTERVU Conference solutions leverage the power of the Internet, the INTERVU Network and INTERVU's Netpodium(R) technology (which offers synchronized slides, real-time audience polling, and question-and-answer capability) to offer a combination of streaming media, interactive text messaging, detailed reporting and other dynamic functions that traditional conference calls cannot deliver.

     The cornerstone of INTERVU's service strategy is a scalable, patented distribution network. The INTERVU Network uses servers strategically located in major Internet hosting centers. INTERVU's dispersed network architecture enables it to deliver streaming content to larger numbers of simultaneous end-users than other service providers can achieve from centrally located servers. The INTERVU Network also allows customers to make large numbers of video and audio files available for on-demand viewing and listening. INTERVU has a patented process for managing video and audio content, and INTERVU believes its use of multiple delivery centers significantly improves the quality, speed and reliability of delivery.

MERGER AGREEMENT WITH AKAMAI TECHNOLOGIES, INC.

     On February 6, 2000, INTERVU, Akamai Technologies, Inc. ("Akamai") and Alii Merger Corporation ("Merger Sub"), a wholly-owned subsidiary of Akamai, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into INTERVU, with INTERVU surviving the merger and becoming a wholly-owned subsidiary of Akamai. At the effective time of the merger, all outstanding shares of INTERVU's capital stock will be exchanged for shares of Akamai common stock, and options and warrants to purchase INTERVU common stock will be exchanged for options or warrants to purchase shares of Akamai common stock with the exercise price and number of shares of INTERVU capital stock subject to each such INTERVU option or warrant appropriately adjusted to reflect the exchange ratio. Each share of INTERVU common stock will be exchanged for
 .5957 of a share of Akamai common stock.

     The merger is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval by INTERVU's stockholders. The transaction will qualify as a tax-free reorganization and will be accounted for as a purchase. The Board of Directors of INTERVU unanimously approved the merger agreement.

     In connection with the execution of the merger agreement, INTERVU and Akamai entered into a Stock Option Agreement, dated as of February 6, 2000, pursuant to which INTERVU granted Akamai an option to purchase up to 19.9% of the outstanding shares of INTERVU common stock, which option is exercisable upon the occurrence of certain events specified in the Stock Option Agreement. In addition, stockholders of the Company who beneficially own in the aggregate approximately 26.5% of INTERVU's common stock entered into the Stockholder Voting Agreement with Akamai dated as of February 6, 2000, pursuant to which these stockholders have agreed to vote their shares in favor of the merger and against a competing proposal.

INDUSTRY BACKGROUND

     The Internet and many Internet software, hardware and service providers have experienced dramatic growth in recent years. In January 2000, Computer Industry Almanac estimated that the number of Global Web users will increase 119% between 2000 and 2005 and will reach a global population of 765 million users. The use of broadband technologies on the Internet also has shown significant growth. According to Jupiter Communications, high speed connectivity in the form of cable modems, DSL and satellite technology will grow from 5.4% of all Internet access in 1999 to over 23% by the year 2003. The development of video and audio delivery solutions along with the development and proliferation of broadband connectivity has fostered the Internet's transition from a static environment of text-oriented Web pages to a more attractive and dynamic multimedia environment.

     INTERVU believes that as the Internet continues to evolve as a mass communication medium, end-users will spend an increasing percentage of their time online visiting sites that offer high-quality video and audio content. The rising popularity of the Internet also has spurred the development of commercial applications, including online commerce and advertising. International Data Corporation estimates that the total purchases made over the Internet will grow from $32.4 billion in 1998 to $425.7 billion by 2002. INTERVU believes that growth in commercial applications on the Internet will increase demand for streaming media services as companies seek to increase the effectiveness of their Web sites by enhancing them with video and audio.

     There has also been dramatic growth in the use of the Internet to facilitate business communications. Web-based conferencing that incorporates streaming media, presentation materials, on-line guided tours of Web sites selected by the presenter and audience interaction is being rapidly adopted by companies as a tool to enhance collaboration, reduce expenses and increase audience reach. The opportunities for this technology are vast -- remote idea sharing, distance education, corporate communications and sales and marketing. ActivMedia estimates that the total retail purchases made over the Internet will grow from $95 billion in 1999 to $1.3 trillion by 2003.

     The delivery of streaming content over the Internet can present numerous challenges. Web site owners that want to stream video and audio can either do so from their own servers or through third-party service providers. Many Web site owners encounter capacity and technological limitations as they seek to deliver video to large numbers of end-users. Similarly, third-party service providers that offer streaming media solutions from centrally located servers face increased reliability problems because these servers are more likely to become overloaded during peak usage periods than distributed servers.

THE INTERVU SOLUTION

     INTERVU's services allow Web site owners and content publishers to transmit streaming content more quickly and cost-effectively. Specifically, INTERVU provides its customers with the following service features:

Automated, Cost-Effective and Scalable Distribution

     INTERVU's patented distributed network delivers video and audio more cost effectively and with better quality than Web site owners can achieve from a single location. The INTERVU Network manages bandwidth limitations and automatically directs end-users' requests for video and audio to the media delivery center that can provide the content most quickly and efficiently. The INTERVU Network also allows Web site operators to deliver video and audio without incurring start-up costs associated with purchasing the hardware and software required to stream multimedia content, maintenance costs and fixed bandwidth costs. INTERVU's proprietary software allows INTERVU to quickly expand the capacity of its network by installing additional servers at Internet hosting centers.

Advanced Data Management Services

     INTERVU continues to add features to its data management services, including data capture, which provides information about the technical attributes of video and audio files and streams, and data reporting. Data reporting enables INTERVU customers to better market their Web events and tailor their content to meet end-user demand. INTERVU believes that its ability to provide meaningful data will be an important factor in its ability to attract and retain customers.

Automation of the Publishing Process

     INTERVU has developed services that automate the process of publishing video and audio to the Internet, making this process less expensive and less labor-intensive. For example, INTERVU Publish, the technology used in NBC's Videoseeker Web site, automates the process of generating Web pages with dynamically changing content allowing for quicker, easier integration of content onto a Web site.

BUSINESS STRATEGY

     INTERVU's objective is to establish itself as the leading service provider for Internet video and audio distribution solutions. INTERVU's strategy for achieving this goal includes the following key components:

Target Leading Web Sites and Content Publishers

     INTERVU targets its sales and marketing efforts at Web site owners and content publishers with significant video and audio volume and quality requirements, primarily in the areas of entertainment, news, sports and business services. INTERVU also targets leading Web sites in part to create awareness for the INTERVU brand. INTERVU has established relationships with key customers that provide INTERVU with the opportunity to promote its brand identity by placing its logo on the customer's Web site next to the video being delivered. During 2000, INTERVU intends to expand both its sales force and the geographic areas in which INTERVU maintains a sales presence.

Maximize Customers' Brand Awareness

     Web site owners devote substantial resources to establishing online brand recognition and increasing traffic. INTERVU does not compete with its customers for Web site traffic or brand awareness because it does not maintain a Web site that end-users must visit to access its customers' video and audio content. End-users visiting an INTERVU customer's Web site receive video and audio directly through that site without knowing that it is coming from the INTERVU Network.

Further Develop Automated Delivery Solutions

     INTERVU intends to further develop automated delivery solutions to attract new customers and remain a technology leader. For example, INTERVU Conference enables telecommunications providers and other service bureaus to provide automated Internet conferencing services to their customers. INTERVU plans to expand the features of its automated solutions while also developing new, innovative solutions. INTERVU has developed several automated publishing interfaces (APIs). These APIs allow INTERVU's customers to more quickly and efficiently gain access to the INTERVU Network.

Provide Full-Service Solutions

     INTERVU is a full-service provider, offering its customers encoding and production services, software solutions, content distribution and storage. INTERVU tailors its services to each customer's needs and provides 24-hour, seven-days-a-week customer support. INTERVU believes that its customized full-service approach increases customer satisfaction, facilitates the sale of additional services to its existing customers and significantly enhances its ability to increase its customer base.

Adapt Technologies to Access New Markets

     INTERVU intends to continue to develop service offerings based on its core technologies to gain access to new markets for transmission of content through the Internet. For example, INTERVU leveraged its expertise in interactive Web presentations to develop the INTERVU Conference family of conferencing solutions, which has enabled INTERVU to enter the emerging Internet conferencing market. INTERVU has also developed its Netpodium(R) Web-based interactive presentation application, which incorporates streaming audio and video, synchronized slides, real-time audience polling, and question-and-answer capability, to meet the business communications needs of various markets, including investor relations, corporate training, internal corporate communications, product launches, online sales, conferences and tradeshows and government.

Expand the INTERVU Network

     INTERVU intends to expand the INTERVU Network by installing additional delivery centers in Internet hosting centers and at Internet points of presence, commonly known as POPs. INTERVU believes it can further improve the speed, quality and reliability of streaming video and audio by reducing the number of Internet connections that content must traverse before its reaches the end-user. INTERVU plans to locate network resources in POPs with broadband technologies, such as digital subscriber line (DSL), cable modem technology or satellite delivery, to facilitate faster transmission to end-users. Expansion of the network also will allow INTERVU to store and deliver larger numbers of video and audio files and to increase the number of simultaneous streams it can deliver.

MARKETING AND SALES

     INTERVU employs a variety of marketing methods, including television and print advertising, direct marketing, trade show and conference participation, the INTERVU Web site, sales literature, Internet promotions and placement of its name and logo on customers' Web sites. A key element of INTERVU's marketing strategy is to continue to heighten awareness for the INTERVU brand as it expands its sales and marketing activities.

     INTERVU classifies its target customers into two principal categories: (1) entertainment and news and (2) business communications.

Entertainment and News

     Entertainment and news customers are content creators that have a need to deliver audio or video entertainment or news content over the Internet to an end-user audience. INTERVU markets to this segment both directly and through reseller partners. INTERVU services entertainment and news customers by streaming either "live" or "on-demand" content.

     - Entertainment. INTERVU's largest target market is entertainment providers, especially providers of music, movies and sports. INTERVU believes that entertainment content has the greatest end-user demand and therefore targets providers of this content. INTERVU's entertainment customers include AOL MovieFone, House of Blues, NBC, NetRadio.com, Playboy, Quokka Sports, Tunes.com, Turner Broadcasting System (TBS), Viacom/VH-1 and Warner Brothers. Companies such as Beatflow.com and DVD Express use INTERVU's services to stream audio and video clips in support of their e-commerce sales of music and DVDs.

     - News. News and information providers increasingly are using the Internet as a distribution channel to reach end-users quickly and conveniently. INTERVU's current customers in the news market include Bloomberg, CNET, CNN, MSNBC and a number of local NBC affiliates.

Business Communications

     INTERVU believes there is a growing market for video and audio applications in business communications on the Internet. The business communications market includes investor relations, corporate communications, business training, online sales, conferences and tradeshows. INTERVU facilitates these various forms of business communications through the INTERVU Conferencing family of products. To capitalize on the market potential of business communications offerings, INTERVU has targeted the following segments with its sales and marketing efforts:

     - Corporate Customers. INTERVU targets corporate customers both directly and through channel sales. INTERVU offers these customers the ability to use the Internet and their corporate intranets for remote idea sharing, corporate training, online sales and conferences. Companies such as Texas Instruments and Hand Technologies use INTERVU services for sales training, and companies such as Great Plains, Peppers & Rogers and Visio utilize INTERVU solutions for public relations and marketing purposes. Other INTERVU corporate clients include BMG Music, Saatchi & Saatchi, Onyx, Microsoft, and Intel.

     - Financial Service Organization. INTERVU uses financial service organizations as resellers of INTERVU's business-to-business products. Companies such as CCBN, Investor Broadcast Network and Visual Data Corp. resell INTERVU's service offerings for earnings announcements, shareholder meetings and other investor relations events. Through these resellers, INTERVU has facilitated Webcast financial events for companies such as AOL, AT&T, eBay, Microsoft, and Yahoo!.

     - Telecommunications Providers and Service Bureaus. INTERVU is establishing relationships with telecommunications providers and service bureaus to resell the INTERVU Conference family of Internet conferencing solutions. Telecommunications and traditional teleconferencing companies market INTERVU's services as enhancements to their standard offerings. To date, INTERVU has established reseller relationships with three telecommunications providers.

     INTERVU employs a dedicated sales force of 64 sales professionals to sell its audio and video distribution services. INTERVU plans to significantly expand its sales force during 2000 both in its current geographic markets and new markets. INTERVU divides its sales representatives into channel sales and direct sales. INTERVU has a sales office or presence in San Diego, Seattle, Washington D.C., San Francisco, New York, Chicago, Los Angeles, Atlanta and Detroit. INTERVU also seeks to leverage its relationships with other Internet companies that resell INTERVU's delivery services.

INTERVU SERVICE SOLUTIONS

     INTERVU provides live interactive Web event services, live Webcasting, and video and audio on-demand. Live Webcasting includes both live online events and 24-hour per day streaming services such as continuous radio broadcasts. On-demand services allow INTERVU customers to store video and audio clips on the INTERVU Network and to make them available to end-users through their Web sites. INTERVU is a full-service provider, offering all of the services necessary for both live Webcasting and video and audio on-demand, including production, encoding, uplinking, Web site integration, distribution, reporting and archiving. INTERVU supports and enhances these services with the following software solutions and other services:

INTERVU Netpodium

     INTERVU Netpodium is a feature-rich application for Internet-based live interactive Web broadcasting that enables organizations to augment traditional one-way Webcast events with interactive polling, instantaneous messaging and Web site touring capabilities. In addition, the interactive Netpodium technology integrates an event participant database. This database captures the entire interactive Web broadcast activity, including questions, responses and poll results. INTERVU Netpodium was awarded the "Best Desktop Conferencing Product" at the Telecon West '99 awards.

INTERVU Conference

     The INTERVU Conference family of conference casting solutions enables telecommunications carriers and other service bureaus to incorporate live audio and video streaming services into their traditional conference call offerings. The INTERVU Conference solutions leverage the power of the Internet, the INTERVU Network and INTERVU's Netpodium technology to offer a combination of streaming media, interactive text messaging and other dynamic functions that traditional conference calls cannot deliver.

     INTERVU Conference services are based on an automated solution that captures the signal from a telephone or videoconference call and delivers it over the INTERVU Network. The call is streamed to the participants through an INTERVU-generated Web site branded in the service bureau's name. These solutions are efficiently provided through a real-time, Web-based reservation system. Users also have the ability to load content, set security, view reports and monitor events from their own secure Web page in real time. In addition, customer conferences can be automatically recorded and archived for on-demand use and rebroadcast.

INTERVU Publish

     INTERVU Publish allows customers with large amounts of content to publish video and audio clips to their Web pages, dynamically generate new pages that offer end-user access to the clips, and provide content searching functionality. INTERVU initially developed this technology to provide services to NBC's VideoSeeker Web site. This technology is being expanded with INTERVU Publish to provide mainstream functionality to a broader marketplace.

Production Services

     INTERVU provides production services for Web site owners that deliver content through INTERVU. These production services include filming and producing live events that Web site owners broadcast over the Internet. INTERVU's customers have used its production services to broadcast events such as the Dr. Drew Show, Sammy Hagar's Birthday Bash, the Red Carpet for the Screen Actors' Guild Awards, the L.A. Latino International Film Festival, and various trade shows including E3, the Red Hat Software Linux Expo, NATPE '99 and the National Cable Television Association's Cable '99.

Encoding Services

     INTERVU offers encoding services to its customers through its internal staff and through subcontracting relationships with INTERVU business partners. INTERVU offers encoding in a number of digital formats, including MPEG, Quicktime, AVI, Microsoft's Media Player and RealNetworks' RealServer 7.0.

INTERVU NETWORK

     INTERVU uses the INTERVU Network as the foundation for providing video and audio distribution solutions to INTERVU customers. The INTERVU Network uses proprietary software, systems and processes to manage large amounts of content stored on nearly 1,000 servers in Internet hosting centers.

     In 1999 INTERVU received two patents -- one for the design and operation of INTERVU's distributed network, the other for the method by which video and audio files are indexed and retrieved. The INTERVU Network's disbersed network architecture enables INTERVU to deliver streaming content to larger numbers of simultaneous end-users than other service providers can achieve from centrally located servers. In addition, the network architecture is designed to more evenly distribute streaming media traffic across the Internet infrastructure.

     Using the INTERVU Network, Web site owners provide video and audio content to end-users more cost-effectively and conveniently than through traditional Internet distribution mechanisms. INTERVU customers can place their streaming video and audio content on the INTERVU Network instead of managing large video and audio files themselves and maintaining their own expensive hardware. To an end-user visiting an INTERVU customer's Web site, the content appears to come directly from that site, rather than from INTERVU. INTERVU provides software for the customer's Web site that links end-users to the INTERVU Network.

Reduces Transmission Time and Improves Quality

     INTERVU's use of delivery centers, called Streaming Performance Centers(SM), in multiple Internet hosting centers provides significant advantages in multimedia delivery. The INTERVU Network's intelligent content distribution system determines which of its servers is electronically closest to the end-user and sends the video and audio content from that location. This reduces transmission time, with a corresponding reduction in the chances for stream degradation due to Internet congestion. The result is a higher-quality stream.

Scalable Network

     The INTERVU Network is capable of scaling (increasing its delivery capacity) quickly according to demand. Scalability is achieved through the use of an intelligent content distribution system that notices increased demand for a piece of content, replicates that content, and immediately sends it to those Streaming Performance Centers(SM) nearest the demand for delivery. This efficient routing, combined with the distributed nature of the INTERVU Network, enables INTERVU to ramp up quickly to deliver streaming content to thousands of Web users at the same time.

     One of the best-publicized examples of the INTERVU Network's scalability was INTERVU's September 21, 1998 live Webcast of President Clinton's grand jury testimony for CNN Interactive. This breaking news event occurred on a workday, sending office workers to the CNN Web site to watch the video. When demand for the streaming video peaked in the 11 a.m. hour, the INTERVU Network successfully met that demand, scaling up to deliver more than 18,000 simultaneous live streams. For this event, INTERVU delivered more than 500,000 total streams between 9 a.m. and 5 p.m.

KEY WORKING RELATIONSHIPS

     INTERVU seeks to leverage its relationships with key customers and technology leaders to support the development of its automated delivery solutions and build INTERVU's brand identity. In October 1997, INTERVU entered into a strategic alliance with NBC Multimedia and became the exclusive distributor of most NBC entertainment multimedia content over NBC Internet sites. The NBC strategic alliance agreement provides for revenue sharing from the Videoseeker Web site, which offers end-users a single source for online multimedia entertainment and information. INTERVU created the automated video search engine and directory functions used on the VideoSeeker site and developed the proprietary software underlying the site. A major benefit to INTERVU of the strategic relationship with NBC is the opportunity VideoSeeker provides INTERVU to develop and test new solutions for multimedia publishing, programming and delivery.

     In November 1999, INTERVU announced a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, INTERVU issued $20 million of common stock to CNN. In return, CNN will provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties, and INTERVU will sub-license CNN's domestic television networks to its corporate clients for internal distribution on their LANs. INTERVU will provide fee-based Internet video management and delivery services for three years and will also deliver audio streaming services.

     INTERVU also has worked with Microsoft to integrate its products into INTERVU's delivery solutions. For example, INTERVU has incorporated the features of Microsoft's PowerPoint presentation software into INTERVU Netpodium and INTERVU Conference to allow Web site owners to integrate PowerPoint slides into streaming video presentations. In addition, in December 1999 INTERVU announced a strategic alliance with Microsoft to expand its broadband streaming media network based on the Windows Media platform. INTERVU and Microsoft are seeking to develop a cost-effective infrastructure for the development of Internet broadband audio and video delivery. Under the strategic alliance, INTERVU will provide content providers with forward-based pricing and will deploy media delivery centers located at high-speed access points. In addition, Microsoft's is seeking to establish its Windows Media solution as a platform for building value-added applications such as targeted audio/video advertising insertion, pay-per-view, and digital rights management, creating new business opportunities for content providers.

     In connection with the formation of the strategic alliance, Microsoft invested $30 million in INTERVU preferred stock and warrants. With Microsoft's investment, INTERVU will co-locate and interconnect its Streaming Performance Centers(TM) on cable, wireless and digital subscriber line (DSL) networks and in other "edge" locations in order to reduce, and eventually eliminate, egress distribution costs for its content provider customers. Egress distribution costs are costs that content providers incur when their content is streamed out of the ISP. INTERVU believes this regional expansion of the INTERVU Network will offer broadband subscribers a higher quality audio/video experience because content will be delivered from their broadband service provider directly to them, bypassing Internet congestion.

COMPETITION

     The market for Internet content delivery services is rapidly expanding and highly competitive. INTERVU expects that the competition will continue to intensify. The streaming media distribution industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. INTERVU faces sustained competition from a number of companies. These competi-tors include: (1) companies that utilize other streaming technologies, (2) Internet service providers and (3) hardware and system vendors. INTERVU competes with Web site owners and content publishers that employ in-house technical personnel to develop streaming media technology and to manage their streaming media. Competitive factors in the Internet streaming media distribution market include the quality and reliability of service, price, customer support, patented technology, brand recognition and traffic flow directed to Web sites.

     The market for Web-based conferencing is also highly competitive. Many competitive products and solutions were launched during 1999. The online conferencing market is characterized by rapidly changing software applications with frequent new product enhancements and features. INTERVU believes that substantial competition exists within the marketplace. INTERVU's competitors include (1) companies that develop and market conferencing software and (2) companies that host online conferences using proprietary conferencing applications. Competitive factors in the online conferencing market include quality of service, price, customer support, product features, and brand recognition.

SOFTWARE DEVELOPMENT; INTELLECTUAL PROPERTY

     INTERVU develops most of its technologies itself and maintains a software development staff of 62 people that designs and develops INTERVU's new services. INTERVU had research and development expenses of approximately $1.7 million in 1997, $4.8 million in 1998 and $10.1 million in 1999. INTERVU believes that by performing most of its software development itself it can more quickly and cost-effectively develop new and innovative technologies and services. As a result, INTERVU believes it is better equipped to incorporate customer preferences identified by INTERVU's marketing and sales groups into development plans.

     INTERVU regards its technology as proprietary and attempts to protect it with patents, copyrights, trade secret laws, restrictions on disclosure and other methods. The U.S. Patent & Trademark Office (USPTO) has granted two patents to INTERVU covering the management, distribution and delivery of multimedia content over the Internet as well as the architecture of the INTERVU Network. In addition, INTERVU currently has fifteen patent applications pending before the USPTO and twenty three pending international patent applications. Furthermore, INTERVU is in the process of filing several patent applications directed to the distribution and delivery of content from a distributed computer network over the Internet.

     INTERVU pursues registration of its trademarks and service marks, although it has not secured registration of all of its marks. As of February 2000, INTERVU had three registered U.S. trademarks and had several applications pending for additional U.S. trademarks.

EMPLOYEES

     As of December 31, 1999, INTERVU had 291 full time employees, of which 62 were in software development, 103 in operations, 102 in sales and marketing and 24 in administration. None of INTERVU's employees is represented by a labor union, and INTERVU considers its relations with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     You should carefully consider the following risk factors in your evaluation of INTERVU. If any of the following risks actually occur, it could materially harm INTERVU's business and impair the price of INTERVU common stock.

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

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. Since the formation of our business, we have incurred substantial net losses. As of December 31, 1999, we had an accumulated deficit of $68.6 million. As we continue to implement our growth strategy, we intend to spend significant amounts on sales and marketing, research and development and general and administrative activities. We expect that we generally will incur these costs in advance of anticipated related revenues, which may further increase operating losses in some periods. As a result of our expansion, we expect to continue to incur significant operating losses and negative cash flows from operations for the next several years. It is possible that we may never achieve favorable operating results or profitability.

     POTENTIAL FLUCTUATIONS IN OUR FINANCIAL RESULTS MAY IMPAIR THE TRADING PRICE OF OUR COMMON STOCK. We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicators of future performance. In addition, due to our limited operating history, we cannot predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our financial results will fall below the expectations of analysts and investors. If this happens, the trading price of our common stock would likely decrease. Many of the factors that cause our quarter to quarter financial results to be unpredictable are largely beyond our control. These factors include:

     - our ability to retain existing customers and attract a significant number of new ones;

     - the growth of the market for streaming media content over the Internet;

     - our ability to implement our growth strategy, especially our sales and marketing efforts; and

     - the introduction of new technologies and Internet services by us and our competitors.

     OUR SPECIALIZED SERVICES MAY NOT BE WIDELY ADOPTED BY CUSTOMERS. Our services are highly specialized and are designed solely to meet the needs of Web site owners who wish to deliver audio and video and the needs of companies that wish to provide Internet conferencing and presentation services to end users. If Internet-based content incorporating streaming media technology does not become widely adopted by Web site owners, it would materially harm our business and impair the price of our common stock. Similarly, if Internet conferencing and presentations are not widely adopted by end-users, our business would be harmed. The market for streaming media content on the Internet has only recently developed, is rapidly evolving and historically has been limited. The market for Internet conferencing and presentations also is in its infancy. Demand for streaming media content on the Internet and Internet conferencing and presentations must develop further in order to offer significant revenue opportunities for video and audio distribution service providers such as INTERVU.

     Many of our customers may cease using our services either without notice or upon short notice, including customers with which we have contracts. For example, NBC may terminate its strategic alliance agreement with us for any reason upon 90 days prior notice. If we were to lose customers that are well known in their industry, it could impair our ability to retain customers and attract new ones.

     ANY FAILURE BY US TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR
BUSINESS. We have rapidly expanded our operations since INTERVU was founded in August 1995. Continued expansion of our business may place increasing strains on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. In connection with the expansion of our operations, we have grown from 34 employees on October 15, 1997 to 295 employees on February 15, 2000. We plan to significantly expand our sales and marketing and research and development activities, hire a significant number of additional employees, expand our internal information, accounting and billing systems and establish additional sales offices. In addition, we plan to expand the infrastructure of the INTERVU Network by investing in additional software and hardware consisting primarily of additional servers. In order to successfully manage our growth we must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to manage our growth effectively, it could materially harm our business and impair the price of our common stock.

     WE MAY FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES. The Internet industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors will require us to continually improve the performance, features and reliability of our services and the INTERVU Network. We may not successfully respond quickly or cost-effectively to these developments. We also may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than ours or that are more cost-effective than our services. In addition, the widespread adoption of new technologies could require substantial expenditures by us to modify or adapt our technology. Furthermore, new or emerging technologies such as satellite transmission of content and improved functionality of servers may reduce demand for our services.

     WE FACE SIGNIFICANT COMPETITION. The market for Internet content delivery services is rapidly expanding and highly competitive. INTERVU expects that the competition will continue to intensify. The streaming media distribution industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. INTERVU faces sustained competition from a number of companies. These competitors include: (1) companies that utilize other streaming technologies, (2) Internet service providers and (3) hardware and system vendors. INTERVU competes with Web site owners and content publishers that employ in-house technical personnel to develop streaming media technology and to manage their streaming media. Competitive factors in the Internet streaming media distribution market include the quality and reliability of service, price, customer support, patented technology, brand recognition and traffic flow directed to Web sites.

     The market for Web-based conferencing is also highly competitive. Many competitive products and solutions were launched during 1999. The online conferencing market is characterized by rapidly changing software applications with frequent new product enhancements and features. INTERVU believes that substantial competition exists within the marketplace. INTERVU's competitors include (1) companies that develop and market conferencing software and (2) companies that host online conferences using proprietary conferencing applications. Competitive factors in the online conferencing market include quality of service, price, customer support, product features, and brand recognition.

     WE RUN THE RISK OF SYSTEM FAILURES THAT COULD IMPAIR OUR ABILITY TO PROVIDE SERVICE. Our success in marketing our services requires us to provide reliable service. Our operations depend on our ability to protect our networks from physical damage, power loss, capacity limitations, software defects and other disruptive problems, many of which are beyond our control. Our ability to provide reliable services also depends on the reliability of Internet service providers and online service providers, which have in the past had operational problems and experienced outages. We expect these problems and outages to continue to occur periodically. Any failure to provide reliable service could impair our customer satisfaction, lead to a loss of customers or increase our costs, which could materially harm our business and impair the price of our common stock.

     OUR NETWORK MAY BE VULNERABLE TO COMPUTER VIRUSES AND SECURITY
BREACHES. Security breaches or problems caused by computer viruses could adversely affect our ability to provide services and could materially impair customer acceptance of our services. The INTERVU Network may be vulnerable to unauthorized access, computer viruses and other disruptive problems despite our implementation of security measures. Computer viruses or problems caused by third parties, such as hackers, could lead to interruptions, delays or termination of service to our customers. To alleviate problems caused by computer viruses or security breaches, we may have to interrupt, delay or cease service to our customers, which could materially harm our business.

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

     WE MAY EXPERIENCE DIFFICULTIES IN INTEGRATING BUSINESSES, PRODUCTS AND TECHNOLOGIES WE MAY ACQUIRE INTO OUR BUSINESS. As part of our growth strategy, we may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions would expose us to additional risks, including:

     - the difficulty of assimilating and integrating the operations of the combined companies and retaining key personnel;

     - the potential disruption of our ongoing business; and

     - the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

     We do not have significant experience in the identification and management of acquisitions. If we are unable to successfully address any of the foregoing risks, it could materially harm our business and impair the price of our common stock.

     THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS. Given the early stage of development of our business, we depend on the performance and efforts of our senior management team and other key employees. If we lost the service of any members of our senior management or other key employees it could materially harm our business and impair the price of our common stock. Our senior management includes Harry E. Gruber, our Chief Executive Officer and Chairman of the Board, Brian Kenner, our Vice President and Chief Technology Officer, Kenneth L. Ruggiero, our Vice President and Chief Financial Officer, and Edward L. Huguez, our Vice President and Chief Operating Officer. We do not have employment agreements with any of our officers or employees.

     THE ENACTMENT OF NEW LAWS OR CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS. We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that additional laws may be adopted regarding the Internet, any of which could materially harm our business. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase the cost of doing business.

     Although we do not actively program or edit the content on our network, we could be held liable if customers use our network to distribute content deemed to be indecent or obscene. While we do not actively market our services to sites that host adult video content, one or more of our customers may in the future use our services to transmit this type of content. The law relating to liability for transmitting obscene or indecent material over the Internet remains unsettled. The imposition of potential liability for materials distributed through the Internet could require us to implement measures to reduce our exposure to this liability. These measures may require the expenditure of substantial resources or the discontinuation of some services, which could materially harm our business and impair the price of our common stock.

     OUR INABILITY TO OBTAIN PATENT PROTECTION FOR OUR TECHNOLOGY OR MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION. Our success depends on our internally developed technologies and other intellectual property. We regard our technology as proprietary and attempt to protect it with patents, copyrights, trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization. Third parties also may develop similar technology independently.

     We have applied for 38 United States and foreign patents. Two of these applications have issued in the United States, and we have received a notice of allowance on another one of these applications. Some of these patents may not be issued and, even if they are issued, they may not sufficiently protect our technology. If any patents are not issued or if they fail to provide protection to our technology, it may make it easier for our competitors to offer technology equivalent or superior to ours. Moreover, we have applied for registration of a number of key trademarks and service marks and intend to introduce new trademarks and service marks. We may not be successful in obtaining registration for one or more of these trademarks.

     We may need to resort to litigation in the future to enforce or to protect our intellectual property rights, including our patent and trademark rights. In addition, our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against the challenge, which could result in substantial costs and the diversion of resources. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could materially harm our business and impair the price of our common stock.

     YEAR 2000 PROBLEMS COULD DISRUPT OUR BUSINESS. Many software programs may not recognize calendar dates beginning in the Year 2000. This problem could cause computers or machined that utilize date dependent software to either shut down or provide incorrect information. As of the date of this annual report, INTERVU has not experienced any material Year 2000 problems. However, if INTERVU or any other company that it conducts business with fails to mitigate internal and external Year 2000 risks, INTERVU may temporarily be unable to engage in business activities, which could materially harm its business and impair the value of INTERVU common stock.

     WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, currently are highly volatile. Factors that may have a significant effect on the market price of our common stock, many of which are beyond our control, include:

     - fluctuations in our operating results;

     - analysts' reports and projections;

     - changes in the market valuations of other Internet companies; and

     - announcements by us or our competitors relating to technological innovations, new products or services, significant acquisitions, strategic relationships or customer relationships.

     Fluctuations in the market price of our common stock may in turn adversely affect (1) our ability to complete any targeted acquisitions, (2) our access to capital and financing and (3) our ability to attract and retain qualified personnel. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation against that company often results. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially harm our business and impair the value of INTERVU common stock.

     OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND CAN MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK
PRICE. As of February 15, 2000, our present executive officers and directors and their affiliates beneficially owned approximately 23.3% of our outstanding common stock. As a result, these stockholders will continue to significantly influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

     WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR BUSINESS AT A PREMIUM PRICE. Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our business at a premium price. These provisions:

     - permit the board of directors to increase its own size and fill the resulting vacancies;

     - provide for a board comprised of three classes of directors with each class serving staggered three year terms;

     - authorize the issuance of preferred stock in one or more series; and

     - prohibit stockholder action by written consent.

     In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

     SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE. The market price of INTERVU common stock could drop due to sales of a large number of shares of INTERVU common stock or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of INTERVU common stock.

     As February 15, 2000, 15,615,702 shares of common stock were outstanding. All shares of INTERVU common stock outstanding at February 15, 2000 are eligible for sale in the public market, which includes shares of restricted stock that have not yet vested but will be eligible for sale upon vesting. INTERVU has reserved 1,139,477 shares of its common stock for issuance upon conversion of outstanding shares of INTERVU preferred stock. Of these shares, 806,144 are currently eligible for sale. An additional 3,502,544 shares of INTERVU common stock are issuable upon the exercise of options and warrants, although a substantial number of INTERVU options currently are not exercisable.

ITEM 2. PROPERTIES

     INTERVU is headquartered in facilities consisting of approximately 36,333 square feet in San Diego, California, under a sublease expiring in 2003. Additionally, INTERVU maintains offices in New York, San Francisco, Chicago, Seattle, and Fairfax, Virginia. INTERVU anticipates opening additional regional sales offices in 2000 and beyond as it increases the size of its sales force and expands its sales and marketing initiatives.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, INTERVU may be involved in litigation arising in the ordinary course of its business. INTERVU is not presently a party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     On October 20, 1999, INTERVU held a Special Meeting of Stockholders at which the following proposal was voted on by the holders of its common stock and Series G preferred stock:

          1. To consider and vote upon a proposal to amend the 1998 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from 2,000,000 to 3,000,000 shares.

                                      VOTES
                                    ---------
For...............................  7,396,070
Against...........................  3,154,275
Abstained.........................     11,065
Broker non-votes..................          0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol ITVU. Trading of the Company's stock commenced on November 20, 1997. The following table represents the quarterly high and low sales prices of shares of common stock as reported by The Nasdaq Stock Market.

                                                       HIGH      LOW
                                                       ----      ---
First Quarter 1998...................................   14 1/2    7 5/8
Second Quarter 1998..................................   32 3/8   12 5/8
Third Quarter 1998...................................   21 1/2    5 1/8
Fourth Quarter 1998..................................   19 1/2    6
First Quarter 1999...................................   47       13
Second Quarter 1999..................................   71       29 1/4
Third Quarter 1999...................................   53 1/8   26 13/16
Fourth Quarter 1999..................................  115 1/2   37 13/16

     As of February 15, 2000, there were 276 holders of record of the Company's common stock.

     The Company has never declared dividends or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. The terms of the Series H Preferred Stock specify an annual dividend rate of 6.5% payable quarterly in Series H Preferred Stock, common stock or cash at the Company's option.

Recent Sales of Unregistered Securities

     On July 14, 1999, INTERVU acquired Videolinx Communications, Inc., a Virginia-based visual communications services company, through a merger of an INTERVU subsidiary with and into Videolinx. Under the terms of the acquisition agreement, INTERVU issued 38,399 shares of INTERVU common stock to Videolinx's former stockholders.

     On August 25, 1999, INTERVU acquired Netpodium Inc., a Seattle-based innovator of live, interactive, Web-based communication software and event hosting services. Under the terms of the acquisition, INTERVU issued 996,882 shares of common stock to Netpodium's former shareholders, assumed options to purchase 192,275 shares of INTERVU common stock (on an as converted basis), at a weighted average price of $1.66 per share, and assumed warrants to purchase 14,354 shares of INTERVU common stock (on an as converted basis) at an exercise price of $8.71.

     On November 11, 1999, INTERVU announced a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, INTERVU issued $20 million of common stock to CNN. In return, CNN has agreed to provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties, and INTERVU will sublicense CNN's domestic television networks to its corporate clients for internal distribution on their local area networks. INTERVU will provide fee based Internet video management and delivery services for three years and will also deliver audio streaming services immediately. Following the first anniversary of the agreement, if the fair market value of the shares prior to the end of any fiscal quarter falls below $20.00 per share, INTERVU has agreed to issue a letter of credit in the amount of $10.0 million to CNN prorated by the number of INTERVU shares remaining held by CNN and by the days into the agreement. INTERVU may become obligated to pay to CNN up to $10 million in cash or common stock, at INTERVU's option, if CNN holds the shares issued to it for three years and the price per share of INTERVU's common stock does not increase to 1.5 times the initial price of $57.20 at the effective date of the agreement. Either party may terminate the contract at any time for material breach by the other party that remains uncured or the other party's bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay INTERVU as of the date of the termination notice, the value of the undelivered services purchased under this agreement in stock (the INTERVU stock to be valued at approximately $57 per share). In the event the agreement is terminated by INTERVU because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay INTERVU as of the date of termination in INTERVU stock (the INTERVU stock to be valued at the issuance price of approximately $57 per share) (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3,000,000 initially that declines to zero over the term of the agreement.

     On December 20, 1999, INTERVU and Microsoft Corporation ("Microsoft") announced a strategic partnership to expand INTERVU's broadband streaming media network based on Microsoft's Windows Media platform and announced that Microsoft will make an investment of $30 million in INTERVU. On December 23, 1999, Microsoft purchased 30,000 shares of the Company's Series H 6.5% Convertible Redeemable Preferred Stock due 2009 (the "Series H Preferred Stock"), a new series of preferred stock. The shares of Series H Preferred Stock are convertible at the option of the holder into an aggregate of 333,333 shares of INTERVU's common stock, subject to customary anti-dilution adjustments. The terms of the Series H Preferred Stock specify an annual dividend rate of 6.5%, payable quarterly in Series H Preferred Stock, common stock or cash at INTERVU's option. Microsoft also received a warrant to purchase 60,000 shares of INTERVU's common stock at an exercise price of $90.00 per share, the conversion price of the Series H Preferred Stock. Holders of Series H Preferred Stock have a liquidation preference of $1,000 per share plus all accumulated dividends. On December 19, 2009, if the Series H Preferred Stock has not been converted to common, INTERVU will be required to redeem all outstanding shares of Series H Preferred Stock at a price equal to the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

     The sales of the securities listed above were made in reliance upon Section 4(2) and Rule 506 of the Securities Act, which provide exemptions for transactions not involving a public offering. The purchasers of securities described above represented that they acquired them for their own account and not with a view to any distribution thereof to the public. INTERVU made inquiries of purchasers of securities in these transactions and obtained representations from such purchasers to establish that such issuances qualified for an exemption from the registration requirements. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under Securities Act, or an exemption from such registration requirements. INTERVU did not retain underwriters in connection with the issuance of any of the securities described above.

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of INTERVU. We have prepared this information using the financial statements of INTERVU for the period from August 2, 1995 (inception) to December 31, 1995 and for each of the four years in the period ended December 31, 1999. The financial statements for the period from August 2, 1995 (inception) to December 31, 1995 and for each of the four years in the period ended December 31, 1999 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      PERIOD FROM
                                     AUGUST 2, 1995
                                     (INCEPTION) TO                YEARS ENDED DECEMBER 31,
                                      DECEMBER 31,    --------------------------------------------------
                                          1995           1996         1997         1998         1999
                                     --------------   ----------   ----------   ----------   -----------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenues.........................       $ --        $       --   $      144   $    1,761   $    11,834
  Cost of revenues.................         --                --          997        1,105         5,160
                                          ----        ----------   ----------   ----------   -----------
  Gross margin.....................         --                --         (853)         656         6,674
  Operating expenses:
     Research and development......         33             1,420        1,705        4,752        10,094
     Sales and marketing...........         16               516        1,920        6,021        15,638
     General and administrative....         --               394          231        4,143        11,107
     Charges associated with the
       NBC Strategic Alliance
       Agreement(1)................         --                --          750        4,622        17,194
                                          ----        ----------   ----------   ----------   -----------
  Total operating expenses.........         49             2,330        4,606       19,538        54,033
                                          ----        ----------   ----------   ----------   -----------
  Loss from operations.............        (49)           (2,330)      (5,459)     (18,882)      (47,359)
  Interest income..................          3                52          192        1,281         3,968
                                          ----        ----------   ----------   ----------   -----------
  Net loss.........................       $(46)       $   (2,278)  $   (5,267)  $  (17,601)  $   (43,391)
                                          ====        ==========   ==========   ==========   ===========
  Basic and diluted net loss per
     share(2)......................                   $     (.66)  $    (0.95)  $    (1.83)  $     (3.23)
                                                      ==========   ==========   ==========   ===========
  Shares used in computing basic
     and diluted net loss per
     share(2)......................                    3,440,931    5,570,609    9,604,154    13,452,463
                                                      ==========   ==========   ==========   ===========

                                                                        DECEMBER 31,
                                                            -------------------------------------
                                                             1996     1997      1998       1999
                                                            ------   -------   -------   --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short term investments.......  $2,508   $21,408   $30,786   $115,047
  Working capital.........................................   2,365    20,975    28,433    115,511
  Total assets............................................   2,776    22,158    34,361    142,719
  Long-term liabilities...................................      27         7        --        671
  Redeemable preferred stock..............................      --        --        --     30,000
  Total stockholders' equity..............................   2,597    21,559    31,132    106,214

---------------
(1) In October 1999 INTERVU expensed the then-fair value of 600,000 of shares of Series G preferred stock issued to NBC in connection with the formation of a strategic alliance in October 1997 in the amount of $17.2 million. In January 1998, INTERVU expensed the then-fair value of 680,000 shares of Series G preferred stock issued to NBC in connection with the formation of the same strategic alliance in the amount of $3.4 million. The charges associated with the NBC Strategic Alliance also include $750,000 and $1.3 million in non-refundable cash payments due to NBC under the strategic alliance agreement which were expensed during 1997 and 1998, respectively.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing basic and diluted net loss per share.

ITEM 7.MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding INTERVU, its business, prospects and results of operations that are subject to change as a result of the proposed merger of INTERVU with Akamai Technologies, Inc., which is expected to close during the second quarter of 2000, and are subject to certain risks and uncertainties posed by many factors and events that could cause INTERVU's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks detailed under the caption "Item 1.
Business -- Factors that May Affect Future Performance."

OVERVIEW

     INTERVU provides Web site owners and content publishers with cost-effective services and automated tools for the streaming of live and on-demand video and audio content over the Internet. INTERVU also provides Internet conferencing services and interactive Web broadcasting services. INTERVU's customers use its video and audio distribution services to transmit entertainment, sports, news, and business-to-business content. INTERVU's current customers include AOL MovieFone, Bloomberg, CNET, CNN, Digital Entertainment Network, DVD Express, Excite@Home, House of Blues, Microsoft, MSNBC, NBC, NetRadio.com, Playboy, Pseudo, Quokka Sports, Saatchi & Saatchi, Tunes.com, Turner Broadcasting and Viacom/VH-1.

     Revenues

     INTERVU derives revenues from delivering live and on-demand video and audio content over the Internet and providing related services, including production, encoding, uplinking, Web site integration, distribution, reporting and archiving. INTERVU typically charges its customers fees with fixed and variable components. The fixed component consists of a monthly fee based on the particular bundle of services provided and an agreed upon amount of content to be stored and streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, INTERVU typically charges variable fees based on the amount by which content delivered exceeds the agreed upon amount. For customers for which INTERVU performs specific projects, it charges a combination of fixed and variable fees depending on the project. INTERVU also derives revenues from consulting services relating to streaming media technologies, although this is not expected to constitute a material portion of INTERVU's revenues in the future.

     Cost of Revenues

     Cost of revenues consists of production expense which is comprised of salaries and costs associated with producing an event, bandwidth and monthly fees paid to Internet service providers and depreciation of servers added to the Company's network.

     Expenses

     INTERVU's operating expenses consist of research and development, sales and marketing, and general and administrative. Research and development expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, allocated costs of facilities and depreciation and amortization of capital equipment. Research and development expenses to date have been focused in three areas: (1) research and development of software to improve the INTERVU Network's ability to deliver video and audio content, (2) research and development of software to analyze Internet performance and redirect individual end-users to optimal servers and (3) research and development of software to help Web sites and businesses publish their sites and communicate with end users.

     Sales and marketing and general and administrative expenses consist primarily of salaries, commissions, promotional expenses, professional services and general operating costs. INTERVU expects that as it adds additional customers, the corresponding increase in video delivery volumes will allow INTERVU to generate economies of scale relative to its bandwidth costs because it will be able to obtain larger volume discounts. To the extent that INTERVU does not realize such economies of scale, INTERVU's business will be adversely affected.

     As INTERVU expands its business in 2000 and beyond, it expects that its research and development, and sales and marketing, general and administrative expenses will increase substantially. Research and development expenses are expected to increase as INTERVU adds engineers to its in-house software development team. INTERVU's sales and marketing and general and administrative expenses will increase as INTERVU, among other things, hires additional personnel, increases its advertising expenditures and establishes additional sales offices.

     INTERVU also expects to expand the INTERVU Network by adding servers in additional Internet hosting centers. INTERVU depreciates equipment added to the INTERVU Network over the useful lives of the asset and includes this expense in cost of revenues.

     NBC Strategic Alliance

     In connection with entering into a strategic alliance with NBC Multimedia, Inc., INTERVU issued 1,280,000 shares of its Series G Convertible Preferred Stock to NBC in October 1997. INTERVU charged $3.4 million to expense in January 1998, representing the fair value of 680,000 shares of Series G preferred stock at the time NBC's obligation to return those shares lapsed. INTERVU charged $17.2 million to expense in October 1999, representing the fair value of the remaining 600,000 shares of Series G preferred stock at the time NBC's obligation, pursuant to the strategic alliance, to return those shares lapsed.

     CNN Strategic Alliance

     On November 11, 1999, INTERVU announced a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, INTERVU issued 349,612 shares of common stock to CNN. In return, CNN will provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties, and INTERVU will sub-license CNN's domestic television networks to its corporate clients for internal distribution on their LANs. INTERVU will be CNN's provider of fee-based Internet video management and delivery services for three years and will also deliver audio streaming services immediately. Following the first anniversary of the agreement, if the market value of the shares prior to the end of any fiscal quarter falls below $20.00 per share, INTERVU has agreed to issue a letter of credit in the amount of $10.0 million to CNN prorated by the number of INTERVU shares remaining held by CNN and by the number of days into the agreement. In addition, INTERVU may become obligated to pay to CNN up to $10 million in cash or common stock, at INTERVU's option, if CNN holds the shares issued to it for three years and the price per share of INTERVU's common stock does not increase to 1.5 times the initial price at the effective date of the agreement. Either party may terminate the contract at any time for material breach by the other party that remains uncured or the other party's bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay INTERVU as of the date of the termination notice, the value of the undelivered services purchased under this agreement in stock (the INTERVU stock to be valued at approximately $57 per share). In the event the agreement is terminated by INTERVU because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay INTERVU as of the date of termination in INTERVU stock (the INTERVU stock to be valued at the issuance price of approximately $57 per share)
(i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3,000,000 initially that declines to zero over the term of the agreement.

     Microsoft Strategic Alliance

     On December 20, 1999, INTERVU and Microsoft Corporation announced a strategic alliance to expand INTERVU's broadband streaming media network based on Microsoft's Window Media platform and announced that Microsoft will make an investment of $30 million in INTERVU. On December 23, 1999, Microsoft purchased 30,000 shares of INTERVU's Series H 6.5% Convertible Redeemable Preferred Stock due 2009 (the "Series H Preferred Stock"), a new series of preferred stock. The shares of Series H Preferred Stock are convertible at the option of the holder into an aggregate of 333,333 shares of INTERVU's common stock, subject to customary anti-dilution adjustments. The terms of the Series H Preferred Stock specify an annual dividend rate of 6.5%, payable quarterly in Series H Preferred Stock, common stock or cash at INTERVU's option. Microsoft also received a warrant to purchase 60,000 shares of the INTERVU's common stock at an exercise price of $90.00 per share, the conversion price of the Series H Preferred Stock. Holders of Series H Preferred Stock have a liquidation preference of $1,000 per share plus all accumulated dividends. On December 19, 2009, if the Series H Preferred Stock has not been converted to common, INTERVU will be required to redeem all outstanding shares of Series H Preferred Stock at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

     Acquisitions

     On July 14, 1999, INTERVU acquired Videolinx Communications, Inc. ("Videolinx"), a Virginia-based visual communications services company, through a merger of an INTERVU subsidiary with and into Videolinx. INTERVU acquired Videolinx to strengthen INTERVU's focus on providing high-quality service to the Internet audio and video conferencing space. The acquisition also provided INTERVU with the ability to provide streaming customers with redundant call centers located in San Diego, CA and Fairfax, VA. The new center in Virginia provides additional back up to enhance staffing for various time zones, reliability and peak load management. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Under the terms of the acquisition agreement, INTERVU issued 38,399 shares of INTERVU common stock to Videolinx's former stockholders and repaid approximately $145,000 of Videolinx's indebtedness upon the closing.

     On August 25, 1999, INTERVU acquired Netpodium Inc., a Seattle-based innovator of live, interactive, Web-based communication software and event hosting services. The acquisition has expanded INTERVU's audio and video Internet broadcasting offerings in the business services market. Under the terms of the acquisition, which was accounted for as a pooling of interests, INTERVU issued 996,882 shares of common stock to Netpodium's former shareholders and assumed options to purchase 192,275 shares of INTERVU common stock (on an as converted basis), at a weighted average price of $1.66 per share, and assumed warrants to purchase 14,354 shares of common stock (on an as converted basis) at an exercise price of $8.71.

RESULTS OF OPERATIONS

     INTERVU has incurred net losses in each fiscal period since its inception and, as of December 31, 1999, had an accumulated deficit of $68.6 million. To date, INTERVU has not generated sufficient revenues to absorb its operating expenses, and, as a result of the significant expenditures INTERVU plans to make as described above, INTERVU expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

     1999 Compared to 1998

     Total revenue for 1999 increased to $11.8 million from $1.8 million in the prior year. The increase in revenues reflects the expansion of INTERVU's streaming media services and its customer base, and the incremental revenues associated with the acquisitions of Videolinx Communications, Inc. and Netpodium Inc. in 1999.

     Total cost of revenue for 1999 increased to $5.2 million from $1.1 million in the prior year. The increase in the cost of revenues was primarily attributable to an increase in the cost of bandwidth of $1.6 million and an increase of $2.0 million in production expense which is comprised of salaries and the costs associated with producing an event.

     Research and development expenses for 1999 increased to $10.1 million from $4.8 million in the prior year. The increase was due primarily to an increase of $1.8 million in personnel and associated costs, an increase of $1.3 million in depreciation, an increase of $1.4 million for consulting and a $115,000 increase for travel and entertainment.

     Sales and marketing expenses for 1999 increased to $15.6 million from $6.0 million in the prior year. The increase was attributable primarily to an increase of $5.6 million in personnel and associated costs, an increase of $672,000 in expenditures for trade shows and other marketing efforts, an increase of $429,000 in consulting fees and an increase of $693,000 for travel and entertainment.

     General and administrative expenses for 1999 increased to $11.1 million from $4.1 million in the prior year. The increase was attributable primarily to an increase of $2.0 million in personnel and associated costs, an increase of $954,000 in consulting fees, an increase of $930,000 for legal fees and accounting fees and an increase of $310,000 for travel and entertainment.

     Charges associated with the NBC strategic alliance agreement for the year ended December 31, 1999 increased to $17.2 million from $4.6 million in the prior year. The charges in the 1999 period reflected a non-cash charge of $17.2 million relating to the lapse of NBC's obligation to return 600,000 shares of Series G preferred stock to INTERVU upon a termination by NBC of the strategic alliance agreement. The charges in 1998 reflect (1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G preferred stock to INTERVU upon a termination by NBC of the strategic alliance agreement and (2) a charge of $1.3 million relating to nonrefundable cash payments paid to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions placed by INTERVU on NBC Internet sites.

     Interest income for 1999 increased to $4.0 million from $1.3 million in the prior year. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1998 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

     INTERVU's net loss for 1999 increased to $43.4 million from $17.6 million for the prior year.

     INTERVU has not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 1999. The utilization of these losses and credits is contingent upon INTERVU's ability to generate taxable income in the future. Because of that uncertainty, INTERVU has recorded a full valuation allowance with respect to these deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these deferred tax assets.

     1998 Compared to 1997

     Total revenue for 1998 increased to $1.8 million from $144,000 in the prior year. The increase in revenues reflects the expansion of INTERVU's streaming media services. INTERVU also generated additional revenue from its services to NBC's VideoSeeker Web site and from consulting and seminar management services.

     Total cost of revenue for 1998 increased to $1.1 million from $997,000 in the prior year. The increase in the cost of revenue was primarily attributable to an increase in the cost of bandwidth of $553,000.

     Research and development expenses for 1998 increased to $4.8 million from $1.7 million in the prior year. The increase in research and development expenses was primarily attributable to a $1.5 million increase for personnel and associated costs, an increase of $362,000 for consulting expense and an increase of $60,000 for travel and entertainment.

     Sales and marketing expenses for 1998 increased to $6.0 million from $1.9 million in the prior year. The increase was attributable primarily to an increase of $1.6 million in personnel and associated costs, an increase of $1.8 million in expenditures for trade shows and other marketing efforts, an increase of $128,000 in consulting fees and an increase of $274,000 for travel and entertainment.

     General and administrative expenses for 1998 increased to $4.1 million from $231,000 in the prior year. The increase was attributable primarily to an increase of $2.9 million in personnel and associated costs, and increase of $108,000 in consulting fees, an increase of $276,000 for legal fees and accounting fees and an increase of $54,000 for travel and entertainment.

     Charges associated with the NBC strategic alliance agreement for the year ended December 31, 1998 increased to $4.6 million from $750,000 in the prior year. The charges in the 1998 period reflected (1) a non-cash charge of $3.4 million relating to the lapse of NBC's obligation to return 680,000 shares of Series G preferred stock to INTERVU upon a termination by NBC of the strategic alliance agreement and (2) a charge of $1.3 million which has been paid relating to nonrefundable cash payments which were due to NBC Multimedia under the strategic alliance agreement for the costs of producing and operating NBC's VideoSeeker Web site and the costs of advertising and promotions to be placed by INTERVU on NBC Internet sites. The 1997 charges reflected the payment of $750,000 of nonrefundable cash payments to NBC Multimedia under the strategic alliance agreement.

     Interest income for 1998 increased to $1.3 million from $192,000 in the prior year. Interest income represents interest earned by INTERVU on its cash, cash equivalents and short-term investments. The increase in interest income over the comparable period in 1997 was the result of higher cash, cash equivalents and short-term investments balances INTERVU obtained from sales of equity securities.

     INTERVU's net loss for 1998 increased to $17.6 million from $5.3 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, INTERVU has financed its operations primarily through sales of equity securities. Through December 31, 1999, INTERVU had raised $145.2 million from the sale of preferred stock and common stock. At December 31, 1999, the principal source of liquidity for INTERVU was $115.0 million of cash, cash equivalents and short-term investments.

     INTERVU has had significant negative cash flows from operating activities since inception. Cash used in operating activities was $25.1 million for 1999, $11.5 million for 1998, and $4.6 million for 1997. Cash used in operating activities in each of these years was primarily the result of increased business activity and related operating expenses.

     Cash used in investing activities was $68.4 million for 1999, primarily representing purchases of short-term investments and capital expenditures for equipment, software and furniture and fixtures. Cash used in investing activities was $20.4 million for 1998, primarily representing the net purchases of short-term investments and capital expenditures for equipment, software and furniture and fixtures. Cash used in investing activities was $484,000 for 1997, primarily representing capital expenditures for equipment, software and furniture and fixtures. As of December 31, 1999, INTERVU has no material commitments for capital expenditures. However, in March 1999, INTERVU financed $1.1 million of equipment under a three-year non-cancelable leaseline with an interest rate of 7.75%.

     Cash provided by financing activities was $128.2 million for 1999, $23.6 million for 1998, and $23.9 million for 1997. In 1999, the cash provided by financing activities was primarily from the $97.0 million received in net proceeds from the sale of common stock in a public offering completed in May 1999, and $30.0 million in net proceeds from the sale of Series H 6.5% Convertible Redeemable Preferred Stock due 2009 to Microsoft completed in December 1999. In 1998, the cash provided by financing activities was primarily from the $17.8 million in net proceeds from the sale of common stock in a public offering completed in June 1998. Cash provided in 1997 was primarily due to net proceeds received by INTERVU from the sale of preferred stock and completion of INTERVU's initial public offering and direct offering to NBC in November 1997. Net proceeds from INTERVU's initial public offering and direct offering to NBC in 1997 aggregated $18.6 million.

     In June 1998, INTERVU relocated its headquarters to office space subleased in San Diego, California. The sublease commenced in May 1998 and will expire in June 2003. Over the term of the lease INTERVU will pay total rent of approximately $2.5 million.

     INTERVU believes existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated by operations is insufficient to satisfy INTERVU's liquidity requirements, INTERVU may need to sell additional equity or debt securities or obtain credit facilities. INTERVU has a line of credit with an outstanding balance of $115,000 as of December 31, 1999.

IMPACT OF YEAR 2000

     In prior years, INTERVU discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, INTERVU completed its remediation and testing of systems. As a result of those planning and implementation efforts, INTERVU experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. INTERVU expensed $22,000 during 1999 in connection with remediating its systems. INTERVU is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. INTERVU will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTERVU is exposed to changes in interest rates primarily from its investments in certain available for sale marketable securities. Under its current policies, INTERVU does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  INTERVU INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   26
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   27
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   28
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998
  and 1997..................................................   29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   30
Notes to Consolidated Financial Statements..................   31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterVU Inc.

     We have audited the accompanying consolidated balance sheets of InterVU Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVU Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Diego, California
February 10, 2000

                                  INTERVU INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 48,097    $ 13,086
  Short-term investments....................................    66,950      17,700
  Accounts receivable, less allowance of $788,000 and
     $122,000, at December 31, 1999 and 1998,
     respectively...........................................     5,373         795
  Prepaid and other current assets..........................       925          81
                                                              --------    --------
Total current assets........................................   121,345      31,662
Property and equipment, net.................................    13,858       2,654
Intangible assets, net......................................     1,156          --
Other assets................................................     6,360          45
                                                              --------    --------
          Total assets......................................  $142,719    $ 34,361
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,916    $  1,387
  Accrued liabilities.......................................       774         198
  Deferred revenue..........................................       554         210
  Payable to NBC Multimedia.................................        --         750
  Accrued payroll and related benefits......................     1,145         677
  Current portion of long-term debt.........................        60          --
  Current portion of capital lease obligations..............       385           7
                                                              --------    --------
          Total current liabilities.........................     5,834       3,229
Capital lease obligations, less current portion.............       515          --
Long term debt, less current portion........................        55          --
Other long-term liabilities.................................       101          --
Commitments
Redeemable convertible preferred stock, $0.001 par value:
  Series H 30,000 shares and 0 shares issued and outstanding at December 31, 1999 and December 31, 1998,
  respectively..............................................    30,000          --
Stockholders' equity:
Convertible preferred stock, $0.001 par value:
  Authorized -- 5,000,000 shares:
  Series G convertible preferred stock,
     Designated -- 1,280,000 shares; Issued and
     outstanding -- 1,280,000 shares at December 31, 1999
     and December 31, 1998, respectively....................         1           1
Common stock, $0.001 par value: Authorized -- 45,000,000
  shares; Issued and outstanding -- 15,525,821 shares and
  11,865,097 shares at December 31, 1999 and 1998,
  respectively..............................................        15          12
Additional paid-in capital..................................   203,823      57,057
CNN prepaid advertising.....................................   (20,000)         --
Deferred compensation.......................................    (8,943)       (746)
Accumulated other comprehensive (loss)......................       (99)         --
Accumulated deficit.........................................   (68,583)    (25,192)
                                                              --------    --------
          Total stockholders' equity........................   106,214      31,132
                                                              --------    --------
          Total liabilities and stockholders' equity........  $142,719    $ 34,361
                                                              ========    ========

                            See accompanying notes.

                                  INTERVU INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
Revenues..............................................  $    11,834    $    1,761    $      144
Cost of revenues......................................        5,160         1,105           997
                                                        -----------    ----------    ----------
Gross margin..........................................        6,674           656          (853)
Operating expenses:
  Research and development............................       10,094         4,752         1,705
  Sales and marketing.................................       15,638         6,021         1,920
  General and administrative..........................       11,107         4,143           231
  Charges associated with the NBC Strategic Alliance
     Agreement........................................       17,194         4,622           750
                                                        -----------    ----------    ----------
Total operating expenses..............................       54,033        19,538         4,606
                                                        -----------    ----------    ----------
Loss from operations..................................      (47,359)      (18,882)       (5,459)
Interest income.......................................        3,968         1,281           192
                                                        -----------    ----------    ----------
Net loss..............................................  $   (43,391)   $  (17,601)   $   (5,267)
                                                        ===========    ==========    ==========
Basic and diluted net loss per share..................  $     (3.23)   $    (1.83)   $    (0.95)
                                                        ===========    ==========    ==========
Shares used in calculating basic and diluted net loss
  per share...........................................   13,452,463     9,604,154     5,570,609
                                                        ===========    ==========    ==========

                            See accompanying notes.

                                  INTERVU INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 NOTES         DEFERRED
                                                                                               RECEIVABLE    COMPENSATION
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL       FROM           AND
                                     -------------------   -------------------    PAID-IN        COMMON      CNN PREPAID
                                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   ADVERTISING
                                     ----------   ------   ----------   ------   ----------   ------------   ------------
Balance at December 31, 1996.......   1,194,138    $ 1      4,006,787    $ 4      $  5,325        $(6)         $   (403)
Issuance of common stock in initial
 public offering net of issuance
 cost of $2,432....................          --     --      2,210,526      2        18,566         --                --
Issuance of convertible preferred
 stock.............................     832,164      1             --     --         5,395         --                --
Conversion of preferred stock......  (2,026,302)    (2)     3,237,286      3            (1)        --                --
Issuance of Series G convertible
 preferred stock...................   1,280,000      1             --     --           (25)        --                --
Repayments of note receivable from
 common stockholders...............          --     --             --     --            --          4                --
Repurchase of restricted stock.....          --     --       (108,685)    --            (3)         2                --
Issuance of shares for exercise of
 stock options.....................          --     --         31,490     --             1         --                --
Issuance of stock upon formation of
 Netpodium.........................          --     --         43,117     --            30         --                --
Deferred compensation..............          --     --             --     --           563         --              (563)
Amortization of deferred
 compensation......................          --     --             --     --            --         --               256
Net loss...........................          --     --             --     --            --         --                --
                                     ----------    ---     ----------    ---      --------        ---          --------
Balance at December 31, 1997.......   1,280,000      1      9,420,521      9        29,851         --              (710)
Recognition of lapse of NBC's
 obligation to return 680,000
 shares of Series G convertible
 preferred stock issued under the
 Strategic Alliance Agreement......          --     --             --     --         3,373         --                --
Issuance of common stock in
 connection with the subsequent
 public offering net of issuance
 costs of $1,973...................          --     --      1,495,000      2        17,834         --                --
Repurchase of restricted stock.....          --     --        (28,334)    --            (1)        --                --
Issuance of shares for exercise of
 stock options.....................          --     --         47,789     --            80         --                --
Issuance of common stock...........          --     --        927,493      1         5,681         --                --
Compensation related to stock
 options...........................          --     --          2,628     --            22         --                --
Deferred compensation..............          --     --             --     --           217         --              (217)
Amortization of deferred
 compensation......................          --     --             --     --            --         --               181
Net loss...........................          --     --             --     --            --         --                --
                                     ----------    ---     ----------    ---      --------        ---          --------
Balance at December 31, 1998.......   1,280,000      1     11,865,097     12        57,057         --              (746)
Recognition of lapse of NBC's
 obligation to return 600,000
 shares of Series G convertible
 preferred stock issued under the
 Strategic Alliance Agreement......          --     --             --     --        17,194         --                --
Issuance of common stock in
 connection with the subsequent
 public offering net of issuance
 costs of $6,493...................          --     --      2,875,000      3        97,004         --                --
Issuance of stock to CNN for
 prepaid advertising...............          --     --        349,612     --        20,000         --           (20,000)
Repurchase of restricted stock.....          --     --        (47,437)    --            (2)        --                --
Issuance of shares under ESPP
 plan..............................          --     --         13,396     --           106         --                --
Issuance of shares for exercise of
 warrants..........................          --     --        165,837     --            --         --                --
Issuance of shares for exercise of
 stock options.....................          --     --        225,301     --         1,162         --                --
Issuance of common stock...........          --     --         40,616     --           111         --                --
Issuance of common stock related to
 the acquisition of Videolinx......                            38,399                1,530
Deferred compensation and expense
 related to issuance of common
 stock for services................          --     --             --     --         9,661         --            (9,084)
Amortization of deferred
 compensation......................          --     --             --     --            --         --               887
Comprehensive Income:
 Net loss..........................          --     --             --     --            --         --                --
 Unrealized loss on short-term
   investments.....................          --     --             --     --            --         --                --
Total comprehensive income
 (loss)............................          --     --             --     --            --         --                --
                                     ----------    ---     ----------    ---      --------        ---          --------
Balance at December 31, 1999.......   1,280,000    $ 1     15,525,821    $15      $203,823        $--          $(28,943)
                                     ==========    ===     ==========    ===      ========        ===          ========


                                      ACCUMULATED
                                         OTHER                         TOTAL
                                     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                        (LOSS)         DEFICIT        EQUITY
                                     -------------   -----------   -------------
Balance at December 31, 1996.......      $ --         $ (2,324)      $  2,597
Issuance of common stock in initial
 public offering net of issuance
 cost of $2,432....................        --               --         18,568
Issuance of convertible preferred
 stock.............................        --               --          5,396
Conversion of preferred stock......        --               --             --
Issuance of Series G convertible
 preferred stock...................        --               --            (24)
Repayments of note receivable from
 common stockholders...............        --               --              4
Repurchase of restricted stock.....        --               --             (1)
Issuance of shares for exercise of
 stock options.....................        --               --              1
Issuance of stock upon formation of
 Netpodium.........................        --               --             30
Deferred compensation..............        --               --             --
Amortization of deferred
 compensation......................        --               --            256
Net loss...........................        --           (5,267)        (5,267)
                                         ----         --------       --------
Balance at December 31, 1997.......        --           (7,591)        21,560
Recognition of lapse of NBC's
 obligation to return 680,000
 shares of Series G convertible
 preferred stock issued under the
 Strategic Alliance Agreement......        --               --          3,373
Issuance of common stock in
 connection with the subsequent
 public offering net of issuance
 costs of $1,973...................        --               --         17,836
Repurchase of restricted stock.....        --               --             (1)
Issuance of shares for exercise of
 stock options.....................        --               --             80
Issuance of common stock...........        --               --          5,682
Compensation related to stock
 options...........................        --               --             22
Deferred compensation..............        --               --             --
Amortization of deferred
 compensation......................        --               --            181
Net loss...........................        --          (17,601)       (17,601)
                                         ----         --------       --------
Balance at December 31, 1998.......        --          (25,192)        31,132
Recognition of lapse of NBC's
 obligation to return 600,000
 shares of Series G convertible
 preferred stock issued under the
 Strategic Alliance Agreement......        --               --         17,194
Issuance of common stock in
 connection with the subsequent
 public offering net of issuance
 costs of $6,493...................        --               --         97,007
Issuance of stock to CNN for
 prepaid advertising...............        --               --             --
Repurchase of restricted stock.....        --               --             (2)
Issuance of shares under ESPP
 plan..............................        --               --            106
Issuance of shares for exercise of
 warrants..........................        --               --             --
Issuance of shares for exercise of
 stock options.....................        --               --          1,162
Issuance of common stock...........        --               --          1,641
Issuance of common stock related to
 the acquisition of Videolinx......
Deferred compensation and expense
 related to issuance of common
 stock for services................        --               --            577
Amortization of deferred
 compensation......................        --               --            887
Comprehensive Income:
 Net loss..........................        --          (43,391)       (43,391)
 Unrealized loss on short-term
   investments.....................       (99)              --            (99)
                                                                     --------
Total comprehensive income
 (loss)............................        --               --         43,490
                                         ----         --------       --------
Balance at December 31, 1999.......      $(99)        $(68,583)      $106,214
                                         ====         ========       ========

                            See accompanying notes.

                                  INTERVU INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999        1998      1997
                                                              ---------   --------   -------
OPERATING ACTIVITIES:
Net loss....................................................  $ (43,391)  $(17,601)  $(5,267)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Recognition of lapse of NBC's obligation to return shares
    of Series G convertible preferred stock issued under the
    NBC Strategic Alliance Agreement........................     17,194      3,373        --
  Loss on disposal of property and equipment................         --         11        --
  Issuance of common stock for services.....................        577         22        --
  Amortization of deferred compensation.....................        887        181       256
  Depreciation and amortization.............................      3,372        615       178
  Changes in operating assets and liabilities net of effects from the purchase of Videolinx:
    Accounts receivable.....................................     (4,239)      (707)      (89)
    Prepaid and other assets................................     (1,034)       (49)      (60)
    Accounts payable........................................      1,065        949       350
    Accrued liabilities.....................................        438        205        --
    Deferred revenue........................................        344        210        --
    Payable to NBC Multimedia...............................       (750)       750        --
    Accrued payroll and related benefits....................        468        529        76
                                                              ---------   --------   -------
Net cash used in operating activities.......................    (25,069)   (11,512)   (4,556)
INVESTING ACTIVITIES:
Acquisition of Videolinx net of cash acquired...............         41         --        --
Purchase of short-term investments..........................   (208,338)   (42,232)       --
Proceeds from sale of short-term investments................    158,989     24,532        --
Purchases of property and equipment.........................    (12,707)    (2,675)     (484)
Investments in other entities...............................     (6,100)        --        --
                                                              ---------   --------   -------
Net cash used in investing activities.......................    (68,115)   (20,375)     (484)
FINANCING ACTIVITIES:
Payments on capital leases..................................       (304)       (12)       (8)
Proceeds from note payable..................................        165         --        --
Repayment on note payable...................................        (50)        --        --
Proceeds from issuance of redeemable convertible preferred
  stock and warrants........................................     30,000         --        --
Issuance of common stock....................................     98,386     23,578    18,599
Issuance of preferred stock.................................         --         --     3,336
Advances from stockholders..................................         --         --     2,010
Repurchase of common stock..................................         (2)        (1)       (1)
Repayment of stockholder notes receivable...................         --         --         4
                                                              ---------   --------   -------
Net cash provided by financing activities...................    128,195     23,565    23,940
                                                              ---------   --------   -------
Net increase in cash and cash equivalents...................     35,011     (8,322)   18,900
Cash and cash equivalents at beginning of year..............     13,086     21,408     2,508
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $  48,097   $ 13,086   $21,408
                                                              =========   ========   =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Capital lease obligations entered into for equipment........  $   1,155   $     --   $    27
                                                              ---------   --------   -------
Conversion of advances from stockholders to convertible
  preferred stock...........................................  $      --   $     --   $ 2,306
                                                              ---------   --------   -------
Expense related to issuance of common stock for services....  $     577   $     22   $    --
                                                              ---------   --------   -------
Cancellation of stockholder notes receivable................  $      --   $     --   $     1
                                                              ---------   --------   -------
Issuance of Series G convertible preferred stock as
  consideration for the formation of NBC Strategic Alliance
  Agreement.................................................  $      --   $     --   $     1
                                                              ---------   --------   -------
Recognition of lapse of NBC's obligation to return shares of
  Series G convertible preferred stock issued under the NBC
  Strategic Alliance Agreement..............................  $  17,194   $  3,373   $    --
                                                              ---------   --------   -------

                            See accompanying notes.

                                  INTERVU INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     InterVU Inc. (the "Company" or "INTERVU") was incorporated in Delaware on August 2, 1995 to provide services for the delivery or "streaming" of live and on-demand video and audio content over the Internet. The Company utilizes a distributed network to accelerate the speed and improve the quality of video and audio delivery.

Basis of Presentation

     The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. On August 25, 1999 the Company acquired Netpodium in a business combination accounted for as a pooling-of-interests. Netpodium Inc., a Seattle based innovator of live, interactive web-based communication software and event hosting services, became a wholly owned subsidiary of the Company through the exchange of approximately one million shares of common stock for all outstanding stock, stock options and warrants of Netpodium. The accompanying financial statements have been prepared as if the companies had been combined for all periods presented, as more fully discussed in Note 9.

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

Fair Value of Financial Instruments

     The carrying value of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, payable to NBC Multimedia, accrued payroll and related benefits and lease commitments approximates fair value.

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

Intangible Assets

     Intangible assets consist of goodwill and patents.

     The Company has recorded goodwill of $1.2 million for the excess purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed resulting from its acquisition of Videolinx. The goodwill is amortized on a straight line basis over seven years from July 15, 1999, date of acquisition.

                                  INTERVU INC.

     The cost of patent applications and costs incurred in filing for patents are capitalized. Capitalized costs related to patent applications are expensed when it becomes determinable that such applications will not be pursued. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining useful life of the patents, whichever is shorter, using the straight-line method. As of December 31, 1999, the Company had $82,000 of capitalized patent costs.

     Accumulated amortization of intangible assets at December 31, 1999 and 1998 was $89,000 and $0, respectively.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's useful life (three years.) As of December 31, 1999 the Company has capitalized $1,470,000 of development costs related to internal use software compared with $1,044,000 as of December 31, 1998. Accumulated amortization of developed computer software at December 31,1999 and 1998 was $385,000 and $95,000, respectively.

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

     The Company's wholly owned subsidiary Netpodium generates revenue from licensing the rights to use its software products directly to end-users and also generates revenue from broadcast hosting services and the sale of customer support services. Netpodium recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition." Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. The software revenue represents less than 10% of total revenues in each of the years presented.

Concentration of Credit Risk

     The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of governmental agencies. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity.

                                  INTERVU INC.

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

Advertising Costs

     Advertising costs are expensed as incurred. The Company incurred $1.3 million and $1.0 million in advertising costs for the years ended December 31, 1999 and 1998, respectively.

Stock Options

     SFAS No. 123, Accounting for Stock-Based Compensation, and EITF 96-18, Accounting for Equity Instruments, That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest. SFAS No. 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain the intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation (Note
5).

Loss Per Share

     Historical basic and diluted net loss per share has been computed in accordance with SFAS No. 128. Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period. Common equivalent shares result from Series G Preferred Stock, Series H Preferred Stock, stock options, warrants and unvested restricted stock of which 5,311,265, 4,065,391 and 3,365,614 shares were excluded from the computation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively, as their effect would be anti-dilutive.

Recent Accounting Standards

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

                                  INTERVU INC.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of SFAS 133 by one year. The Company will be required to adopt SFAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its financial position or results of operations.

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

 2. SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                              GROSS UNREALIZED
                                                 AMORTIZED    -----------------    ESTIMATED
                                                   COST       GAINS     LOSSES     FAIR VALUE
                                                 ---------    ------    -------    ----------
At December 31, 1999:
  US Treasury securities and obligations of US
     government agencies.......................   $    61       $--       $--       $    61
  Municipal Bonds..............................    38,300       --         --        38,300
  U.S. corporate debt securities...............    28,688       --         99        28,589
                                                  -------       --        ---       -------
                                                  $67,049       $--       $99       $66,950
                                                  =======       ==        ===       =======
At December 31, 1998:
     Municipal Bonds...........................   $17,700       $--       $--       $17,700
                                                  =======       ==        ===       =======

     Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                  DECEMBER 31,
                                                      1999
                                                  ------------
Due in one year or less.........................    $51,614
Due after one year through two years............     15,275
                                                    -------
                                                    $66,950
                                                    =======

                                  INTERVU INC.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                      DECEMBER 31,
                                                    -----------------
                                                     1999       1998
                                                    -------    ------
                                                     (IN THOUSANDS)
Equipment.........................................  $   904    $   81
Computers.........................................   11,267     2,041
Furniture and fixtures............................      205       125
Equipment under capital lease.....................    1,175        27
Leasehold improvements............................      320        21
Internally developed software.....................    1,470     1,044
Purchased software................................    2,839       152
                                                    -------    ------
                                                     18,180     3,491
Less accumulated depreciation.....................   (4,322)     (837)
                                                    -------    ------
                                                    $13,858    $2,654
                                                    =======    ======

 4. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     At December 31, 1999 the Company had authorized 5,000,000 shares of preferred stock, of which 1,280,000 shares were designated as Series G convertible preferred stock and 30,000 shares were designated as Series H 6.5% Convertible Redeemable Preferred Stock due 2009. The Board of Directors is authorized, without further stockholder approval, to issue the remaining 3,690,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.

     In connection with the formation of a strategic alliance in October 1997, the Company issued 1,280,000 shares of Series G convertible preferred stock to NBC. The Series G convertible preferred stock ($0.001 par value) has an aggregate liquidation preference of $10,240,000, a dividend rate of $0.64 per share and a conversion rate of 0.6298 common shares to one preferred share, subject to adjustment for dilution. Noncumulative dividends are payable quarterly, when, as and if declared by the Board of Directors. The shares of Series G convertible preferred stock are convertible into common stock at the option of the holder commencing July 10, 1998. The holder of each share of Series G convertible preferred stock has the right to one vote for each share of common stock into which it would convert.

     On December 23, 1999, the Company and Microsoft Corporation ("Microsoft") entered into a strategic partnership. Microsoft purchased 30,000 shares of the Company's Series H 6.5% Convertible Redeemable Preferred Stock due 2009 (the "Series H Preferred Stock"), a new series of preferred stock. The shares of Series H Preferred Stock are convertible at the option of the holder into an aggregate of 333,333 shares of the Company's common stock, subject to customary anti-dilution adjustments. The terms of the Series H Preferred Stock specify an annual dividend rate of 6.5%, payable quarterly in Series H Preferred Stock, common stock or cash at the Company's option. Holders of Series H Preferred Stock have a liquidation preference of $1,000 per share plus all accumulated dividends. On December 19, 2000 if the Series H Preferred Stock has not been converted to common, the Company will be required to redeem all outstanding shares of Series H Preferred Stock at a price equal to the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

                                  INTERVU INC.

Common Stock

     In August 1995, 2,398,278 shares of common stock were issued to the founders of the Company at a price of $0.0004 per share under founder stock purchase agreements. In March 1996, an additional 886,758 shares of common stock were issued to three of the founders at a price of $0.002 per share under the founder stock purchase agreements. In January 1996, the Company issued 147,373 shares of common stock to employees at $0.004 per share under restricted stock agreements. Also, in April and December 1996, the Company issued 444,639 and 129,739 shares of common stock, respectively, to employees at $0.024 and $0.04 per share, respectively, under restricted stock agreements. In connection with the founder stock purchase agreements and the restricted stock agreements, the Company has the option to repurchase, at the original issue price, unvested common shares in the event of termination of employment. Shares issued under the agreements generally vest 20% on the first anniversary of the employee's hire date and daily thereafter for four years. Shares subject to repurchase by the Company totaled 472,448 and 1,107,247 at December 31, 1999 and 1998, respectively. In 1999 and 1998, the Company repurchased a total of 47,437 shares for $2,000 and 28,334 shares for $1,000, respectively, pursuant to the agreements.

     In August 1997, the Board of Directors authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock to the public. Concurrent with the closing of the offering, all of the preferred stock outstanding, excluding 1,280,000 shares of Series G preferred stock, automatically converted into 3,328,717 shares of common stock.

     On June 18, 1999, the Company increased the number of authorized shares of the Company's common stock from 20,000,000 to 45,000,000 shares.

Stock Options

     The Company has established stock option plans to grant options to purchase common stock to consultants, employees, officers and directors of the Company. The Company has authorized for grant under the plans stock options to purchase up to 5,081,676 shares of its common stock.

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

                                  INTERVU INC.

     The following table summarizes the stock option activity under the plans:

                                                             WEIGHTED-
                                              NUMBER OF       AVERAGE
                                               SHARES      EXERCISE PRICE
                                              ---------    --------------
Balance at December 31, 1996................    157,000        $ 0.04
  Granted...................................    711,000          3.15
  Exercised.................................    (32,000)         0.03
  Canceled..................................    (92,000)         0.03
                                              ---------        ------
Balance at December 31, 1997................    744,000          3.00
  Granted...................................  1,537,000         11.19
  Exercised.................................    (50,000)         1.77
  Canceled..................................   (363,000)         9.72
                                              ---------        ------
Balance at December 31, 1998................  1,868,000          9.39
  Granted...................................  2,406,000         35.24
  Exercised.................................   (225,000)         5.15
  Canceled..................................   (484,000)        23.94
                                              ---------        ------
Balance at December 31, 1999................  3,565,000        $25.12
                                              =========        ======

     Options exercisable as of December 31, 1999 and 1998 were 491,000 and 209,000, respectively and approximately 1.2 million shares are available for future grant under the Company's stock option plans as of December 31, 1999. Additional information regarding stock options outstanding at December 31, 1999 is as follows:

                          OPTIONS OUTSTANDING
-----------------------------------------------------------------------
                                                           WEIGHTED-           OPTIONS EXERCISABLE
                                                            AVERAGE        ---------------------------
                                           WEIGHTED-       REMAINING                     WEIGHTED-
                                            AVERAGE       CONTRACTUAL                     AVERAGE
  RANGE OF EXERCISE PRICES     SHARES        PRICE      LIFE (IN YEARS)    SHARES          PRICE
  ------------------------    ---------    ---------    ---------------    -------    ----------------
$0.04 to $8.38..............    736,000     $ 3.86           6.85          250,000         $ 3.23
$8.63 to $17.00.............    611,000      12.97           8.51          157,000          12.49
$17.50 to $30.63............    621,000      21.96           8.86           84,000          18.60
$31.00 to $36.75............    694,000      33.12           9.63               --             --
$37.13 to $44.50............    596,000      40.89           9.52               --             --
$45.25 to $97.75............    307,000      58.07           9.71               --             --
                              ---------     ------           ----          -------         ------
$0.04 to $97.75.............  3,565,000     $25.12           8.72          491,000         $ 8.83
                              =========     ======           ====          =======         ======

     Pro forma information regarding net income or loss is required to be disclosed in accordance with SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed in that Statement. For options granted from January 1, 1996 through November 18, 1997, the fair value for the options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6%, dividend yield of 0%, and weighted-average expected life of the option of seven years. For options granted from November 18, 1997 to December 31, 1997, the fair value of the options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 75% and weighted-average expected life of the option of seven years. For options granted in 1998, the fair value of the options was estimated at the date of the grant using the following assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 108% and weighted-average expected life of seven years. For options granted in 1999, the fair

                                  INTERVU INC.

value of the options was estimated at the date of the grant using the following assumptions: risk free interest rate of 6%, dividend yield of 0%, expected volatility of 150% and weighted-average expected life of seven years.

     The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility. In addition, option valuation models require the input of highly subjective assumptions.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of related options. The Company's net loss would have been affected by the pro forma amounts as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Net loss
  As reported........................................   $(43,391)      $(17,601)      $(5,267)
  Pro forma..........................................   $(52,810)      $(19,165)      $(5,102)
Basic and diluted net loss per share
  As reported........................................   $  (3.23)      $  (1.83)      $ (0.95)
  Pro forma..........................................   $  (3.93)      $  (2.00)      $ (0.92)
  Weighted-average fair value of options granted.....   $  35.24       $  10.33       $  1.11

Employee Qualified Stock Purchase Plan

     The Employee Qualified Stock Purchase Plan ("Qualified Stock Purchase Plan") was adopted by the Board of Directors on February 25, 1998, and by the Company's stockholders on June 22, 1998 and became effective September 1, 1998. A total of 500,000 shares of common stock have been authorized for issuance under the Qualified Stock Purchase Plan. The Qualified Stock Purchase Plan permits eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant's base salary, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning or the end of the offering period. As of December 31, 1999, 13,396 shares had been issued under the plan.

Deferred Compensation

     Through December 31, 1999, the Company recorded deferred compensation for the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of issuance or grant. The deferred compensation is amortized over the vesting period of the related restricted stock or options, which is generally five years. Through December 31, 1999, the Company recorded gross deferred compensation totaling $10.3 million and related amortization expense totaling $887,000, $181,000, and $256,000 for the fiscal years 1999, 1998 and 1997, respectively.

Warrants

     In connection with the Company's initial public offering in November 1997, the Company issued warrants to purchase 200,000 shares of common stock to its underwriters. Such warrants are exercisable at $11.40 per share of common stock through November 2002. In connection with the Company's public offering in June 1998, the Company issued warrants to purchase 130,000 shares of common stock to its underwriters.

                                  INTERVU INC.

These warrants are exercisable at $15.90 per share commencing June 1999 and expire in June 2003. In December 1999, the Company issued a warrant to purchase 60,000 shares of common stock to Microsoft in conjunction with its purchase of Series H Preferred Stock. This warrant is exercisable at $90.00 per share commencing December 1999 and expires in December 2004. At December 31, 1999 warrants to purchase 134,000 shares remain unexercised with a weighted average exercise price of $48.66 per share.

Shares Reserved for Future Issuance

     The following common stock is reserved for future issuance at December 31:

                                                  1999         1998
                                                ---------    ---------
Conversion of redeemable preferred stock......    333,000           --
Conversion of preferred stock.................    806,000      806,000
Stock options issued and outstanding..........  3,565,000    1,868,000
Warrants issued and outstanding...............    134,000      330,000
Authorized for future option grants and share
  purchases...................................  1,697,000    1,280,000
                                                ---------    ---------
                                                6,535,000    4,284,000
                                                =========    =========

 5. COMMITMENTS

     The Company leases certain of its operating facilities and equipment under operating and capital leases with terms ranging up to five years. Future annual minimum payments under noncancelable capital and operating leases (with initial lease terms in excess of one year) consisted of the following at December 31, 1999:

                                                    OPERATING    CAPITAL
                                                     LEASES      LEASES
                                                    ---------    -------
2000..............................................   $1,248       $ 442
2001..............................................    1,237         435
2002..............................................    1,267         108
2003..............................................      720          --
2004..............................................      316          --
                                                     ------       -----
Total minimum lease payments......................   $4,788         985
                                                     ======
Less amounts representing interest................                  (85)
                                                                  -----
Present value of future minimum lease payments....                  900
Less current portion..............................                 (385)
                                                                  -----
Capital lease obligation, net of current
  portion.........................................                $ 515
                                                                  =====

     Rental expense under operating leases for the years ended December 31, 1999, 1998, and 1997 was $1,167,000, $327,000, and $129,000, respectively.

     In March 1999, the Company financed $1.1 million of equipment under a three-year non-cancelable lease with an annual interest rate of 7.75%.

                                  INTERVU INC.

 6. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance of $26,584,000 has been recorded at December 31, 1999 to offset the net deferred tax assets because realization is uncertain.

                                                     DECEMBER 31,
                                                  -------------------
                                                    1999       1998
                                                  --------    -------
                                                    (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..............  $ 24,682    $ 8,999
  Research tax credit carryforwards.............       932        517
  Other.........................................       970        429
                                                  --------    -------
          Total deferred tax assets.............    26,584      9,945
Valuation allowance.............................   (26,584)    (9,945)
                                                  --------    -------
Net deferred tax assets.........................  $     --    $    --
                                                  ========    =======

     The Company had federal and California tax net operating loss carryforwards at December 31, 1999 of approximately $65.0 million and $33.6 million, respectively. The difference between the federal and California tax loss carryforwards is attributable to the 50% limitation on California loss carryforwards for 1999. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $686,000 and $379,000, respectively, which will begin to expire in 2011 and 2010, respectively, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred during 1996. However, the Company does not believe such limitation will have a material impact on the Company's ability to use these carryforwards.

 7. EMPLOYEE BENEFITS

     In 1996, the Company established a cafeteria benefits plan whereby it contributes for each employee an amount equal to $3,000 plus a percentage of each employee's base salary, as approved by the Board of Directors, up to a maximum contribution of $9,000. The employer contribution goes towards the purchase of various benefit packages selected by the employee. The employee may contribute additional amounts as desired. Benefit packages include health care reimbursement, dependent care assistance, various insurance premium payments and a 401(k) plan. Company contributions to the cafeteria benefits plan were $1.1 million, $418,000 and $182,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

 8. STRATEGIC ALLIANCES

  National Broadcasting Corporation

     On October 10, 1997, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC Multimedia"), a wholly-owned subsidiary of the National Broadcasting Corporation, Inc. ("NBC") whereby the Company became the exclusive provider of technology and services for the distribution of most NBC entertainment audio/visual content by means of the Internet. As consideration for the formation of the strategic alliance, the Company issued to NBC 1,280,000 shares of Series G convertible preferred stock. The Company is entitled to receive 30% of certain advertising revenues generated under this alliance from NBC Web sites or, at a minimum, payments from NBC Multimedia for the video delivery services at rates at least as favorable as the most favorable rates offered by the Company to third parties. The Company was obligated

                                  INTERVU INC.

to make $2,000,000 in non-refundable payments to NBC Multimedia for certain production, operating and advertising costs associated with certain NBC Web sites including payments of (i) $750,000 paid on the completion of the initial public offering completed in November 1997, (ii) $500,000 due in February 1999,
(iii) $500,000 due in May 1998, and (iv) $250,000 due in August 1998. Through December 31, 1999, the Company has paid a total of $2.0 million in payments to NBC Multimedia.

     NBC Multimedia may terminate the agreement without cause by giving 90 days written notice. NBC Multimedia was required to return all shares of Series G convertible preferred stock if termination occurred prior to January 10, 1998 and NBC Multimedia had not promoted, at a minimum, the Company's logo on the NBC Web site and was required to return 600,000 shares of Series G convertible preferred stock if the termination occurred at any other time during the first two years of the exclusive term. The Company determined the fair value of the Series G convertible preferred stock issued to NBC on the dates the requirements that NBC return some or all of the shares of Series G convertible preferred stock lapsed. Based on these provisions, the Company has charged $3.4 million as the fair value of 680,000 shares of Series G convertible preferred stock to expense in 1998 and $17.2 million as the fair value of the remaining 600,000 shares of Series G convertible preferred stock to expense in 1999.

CNN News Group

     On November 11, 1999, the Company entered a strategic multi-tiered alliance with the CNN News Group. As part of the agreement, the Company issued 349,612 shares of common stock to CNN. In return, CNN will provide the Company with three years of on-air and online advertising and promotional opportunities across CNN's properties, and the Company will sub-license CNN's domestic television networks to its corporate clients for internal distribution on their LANs. Through December 31, 1999, the Company has not received any services from CNN under this agreement. The Company will, for a fee, be CNN's provider of Internet video management and delivery services for three years beginning November 1999 and will also deliver audio streaming services immediately. Following the first anniversary of the agreement, if the market value of the Company's common stock prior to the end of any fiscal quarter falls below $20.00 per share, the Company has agreed to issue a letter of credit in the amount of $10.0 million to CNN prorated by the number of the Company's shares CNN continues to hold and by the number of days into the agreement. In addition, the Company may become obligated to pay CNN up to $10 million in cash or common stock, at the Company's option, if CNN holds the shares for three years and the price per share of common stock does not increase 1.5 times the initial price at the effective date of the agreement. Either party may terminate the contract at any time for material breach by the other party that remains uncured or the other party's bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay the Company as of the date of the termination notice, the value of the undelivered services purchased under this agreement in stock (the Company's stock to be valued at approximately $57 per share). In the event the agreement is terminated by the Company because CNN engages another party to provide internet video management and delivery services, CNN is required to pay the Company as of the date of termination in the Company's stock (the Company's stock to be valued at the issuance price of approximately $57 per share) (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3,000,000 initially that declines to zero over the term of the agreement.

Microsoft Corporation

     On December 23, 1999, the Company and Microsoft Corporation ("Microsoft") entered into a strategic alliance to expand the Company's broadband streaming media network based on Microsoft's Windows Media platform. Microsoft purchased 30,000 shares of the Company's Series H 6.5% Convertible Redeemable Preferred Stock due 2009 (the "Series H Preferred Stock"), a new series of preferred stock. The shares of Series H Preferred Stock are convertible at the option of the holder into an aggregate of 333,333 shares of the Company's common stock, subject to customary anti-dilution adjustments. The terms of the Series H

                                  INTERVU INC.

Preferred Stock specify an annual dividend rate of 6.5%, payable quarterly in Series H Preferred Stock, common stock or cash at the Company's option. Microsoft also received a warrant to purchase 60,000 shares of the Company's common stock at an exercise price of $90.00 per share, the conversion price of the Series H Preferred Stock. Holders of Series H Preferred Stock have a liquidation preference of $1,000 per share plus all accumulated dividends. On December 19, 2009, if the Series H Preferred Stock has not been converted to common, the Company will be required to redeem all outstanding shares of Series H Preferred Stock at a price equal to the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

 9. ACQUISITIONS

     On July 14, 1999, the Company acquired Videolinx Communications, Inc. ("Videolinx"), a Virginia-based visual communications services company, through a merger of the Company's subsidiary with and into Videolinx. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Under the terms of the acquisition agreement, the Company issued 38,399 shares of the Company's common stock to Videolinx's former stockholders and repaid approximately $145,000 of Videolinx's indebtedness upon the closing. The Company has integrated the product line and services acquired from Videolinx. The Company's consolidated financial statements include the results of Videolinx from July 15, 1999.

     Assuming that the acquisition of Videolinx had occurred on the first day of the Company's fiscal year ended December 31, 1998, pro forma condensed consolidated financial information would be as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                   1999              1998
                                               ------------      ------------
                                               (IN THOUSANDS, EXCEPT FOR PER
                                                        SHARE DATA)
                                                        (UNAUDITED)
Revenues.....................................    $ 13,158          $  4,131
Net loss.....................................     (43,486)          (17,416)
Net loss per share...........................    $  (3.23)         $  (1.81)

     This pro forma information is not necessarily indicative of the actual results that would have been achieved had Videolinx been acquired the first day of the Company's fiscal year ended December 31, 1998, nor is it necessarily indicative of future results.

     On August 25, 1999, the Company acquired Netpodium Inc. ("Netpodium"), a Seattle-based innovator of live, interactive, Web-based communication software and event hosting services. The acquisition will expand the Company's audio and video Internet broadcasting offerings in the business services market. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company issued 996,882 shares of its common stock to Netpodium's shareholders and assumed all outstanding Netpodium options, which now represent the right to purchase 192,275 shares of the Company's common stock at a weighted average price of $1.66 per share. In December 1998, Netpodium issued two warrants to Intel. INTERVU assumed the warrants in connection with the acquisition of Netpodium on August 1999. Each warrant represents the right to purchase 7,177 shares of the Company's common stock at the purchase price of $8.71 per share. One of the warrants, however, did not become exercisable because Intel did not satisfy a condition that it purchase an aggregate $75,000 of a product or products from Netpodium on or before September 30, 1999. The remaining warrant expires in December 2003.

                                  INTERVU INC.

     Revenues and net loss for the periods preceding the merger with Netpodium are as follows:

                                                      INTERVU    NETPODIUM    COMBINED
                                                      -------    ---------    --------
                                                               (IN THOUSANDS)
Year ended December 31, 1997
  Revenues..........................................  $  144      $    --     $   144
  Net loss..........................................  $5,265      $     2     $ 5,267
Year ended December 31, 1998
  Revenues..........................................  $1,712      $    49     $ 1,761
  Net loss..........................................  $15,710     $ 1,891     $17,601
Six months ended June 30, 1999
  Revenues (unaudited)..............................  $2,966      $   404     $ 3,370
  Net loss (unaudited)..............................  $(7,076)    $(2,015)    $(9,091)

10. SUBSEQUENT EVENTS

     On February 7, 2000, Akamai Technologies, Inc. ("Akamai") signed a definitive agreement to acquire the Company in a stock-for-stock transaction. Each share of the Company's common stock will be exchanged for 0.5957 shares of Akamai's common stock.

     Under terms of the agreement, Akamai will acquire the Company by issuing approximately 9.3 million shares of Akamai common stock in exchange for all outstanding shares of the Company's stock. Additionally, Akamai will convert the Company's outstanding stock options and warrants into options and warrants to purchase approximately 2.8 million shares of Akamai's common stock. It is planned that the merger will be effected on a tax-free basis to the Company's stockholders and will be accounted for as a purchase. The acquisition is subject to certain closing conditions, including regulatory approvals and the approval of the Company's stockholders, and is expected to close during the second quarter of 2000.

     In connection with the execution of the merger agreement, the Company and Akamai entered into a Stock Option Agreement, dated as of February 6, 2000, pursuant to which the Company granted Akamai an option to purchase up to 19.9% of the outstanding shares of the Company's common stock, which option is exercisable upon the occurrence of certain events specified in the Stock Option Agreement. In addition, stockholders of the Company who beneficially own in the aggregate approximately 26.5% of INTERVU's common stock entered into Stockholder Voting Agreements with Akamai dated as of February 6, 2000, pursuant to which these stockholders have agreed to vote their shares in favor of the merger and against a competing proposal.

11. CONTINGENCIES

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

                                    PART III

ITEM 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and key employees of the Company and their ages as of December 31, 1999 are as follows:

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Harry E. Gruber.........................  47     Chairman and Chief Executive Officer
Brian Kenner............................  40     Vice President and Chief Technology Officer
Kenneth L. Ruggiero.....................  33     Vice President and Chief Financial Officer
Edward L. Huguez........................  42     Vice President and Chief Operating Officer
Stephen H. Klein........................  36     Vice President of Business Development, Networks
Scott Crowder...........................  37     Vice President, Operations
Dennis N. Berman........................  49     Vice President, Corporate Development
Keno Thomas.............................  42     Vice President, Sales
Kevin Sagara............................  38     Vice President -- Mergers and Acquisitions and
                                                 General Counsel
J. William Grimes.......................  39     Vice Chairman
Edward E. David, Jr.....................  75     Director
Mark Dowley.............................  35     Director
Alan Z. Senter..........................  58     Director
Isaac Willis............................  59     Director

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

     Keno V. Thomas joined INTERVU in March 1999 and serves as Sr. Vice President, Sales. Prior to joining INTERVU, Mr. Thomas served as President of KVT Communications, a strategic marketing consulting firm, from July 1998 to February 1999. He served as Executive Vice President, Marketing at CD Radio Inc. from April 1997 to July 1998 and as Executive Vice President, Sales and Marketing at International Cablecasting Technologies from January 1994 to July 1995. In addition, Mr. Thomas has more than 12 years of executive marketing and sales experience at DIRECTV, ESPN, Times Mirror Cable Television and IBM.

     Kevin Sagara joined INTERVU as Vice President-Mergers & Acquisitions and General Counsel in September 1999. Prior to joining INTERVU, Mr. Sagara served as Chief Corporate Counsel for Sempra Energy from July 1998 to August 1999. At Sempra, Mr. Sagara was responsible for mergers and acquisitions, finance, SEC and corporate law. From 1992 to June 1998, Mr. Sagara served in various legal capacities for Enova Corporation, the parent company of San Diego Gas & Electric, most recently as acting general counsel. From 1987 to 1992, Mr. Sagara was an associate at Gray Cary Ware & Friedenrich where his practice focused on mergers and acquisitions, venture capital and intellectual property. He earned his J.D. from the University of California, Hastings and his B.A. in geography from the University of California, Los Angeles.

     Dennis N. Berman joined INTERVU in October 1999 and serves as Vice President Corporate Development. From September 1999 to October 1999 he was a consultant to INTERVU. From July 1993 to August 1999, Mr. Berman was a corporate law partner in the law firm of Sonnenschein Nath & Rosenthal. Mr. Berman received a J.D. from Harvard Law School, a B.S. in economics from the Wharton School at the University of Pennsylvania and a B.A. in economics from the University of Pennsylvania. Mr. Berman was also awarded a General Course certificate from the London School of Economics and Political Science.

     J. William Grimes joined INTERVU as a director in September 1997 and has served as Vice Chairman of the Board since October 1997. Since July 1995, Mr. Grimes has worked as a consultant with JWG Communications, Inc., a communications consulting company he founded in July 1995. He also is a partner of BG Media Investors and serves as a faculty member in the Media Studies Program at the New School for Social Research, a position he has held since September 1996. From September 1994 to August 1996, Mr. Grimes held the position of President and Chief Executive Officer with Zenith Media, a media buying service company. From October 1991 to December 1993, Mr. Grimes served as President and Chief Executive Officer of Multimedia, Inc. From November 1988 to September 1991, Mr. Grimes served as President and Chief Executive Officer of Univision Holdings, Inc. Mr. Grimes served as President and Chief Executive Officer of ESPN, Inc. from June 1982 to October 1988. Prior to June 1982, Mr. Grimes held various positions with CBS, Inc., including his final position as Executive Vice President of the CBS Radio division. He obtained his B.A. in English from West Virginia Wesleyan College.

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

     Alan Z. Senter joined INTERVU as a director in September 1997. From September 1994 to May 1996, Mr. Senter served as Executive Vice President, Chief Financial Officer and as a member of the Policy Council of Nynex Corporation. From November 1993 to August 1994 and since June 1996, Mr. Senter has served as Chairman of Senter Associates, a consulting firm founded by Mr. Senter in November 1993. From August 1992 to November 1993, Mr. Senter served as Executive Vice President, Chief Financial Officer and a director of GAF/ISP Corporation. From January 1990 to July 1992, Mr. Senter served as Vice President of Finance for Xerox Corporation. Mr. Senter serves on the Boards of Directors of Excel, Ltd. and Advanced Radio Telecom, both publicly traded companies. Mr. Senter obtained a B.S. in economics and political science from the University of Rhode Island and an M.B.A. from the University of Chicago.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of INTERVU's common stock ("Reporting Persons") are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of INTERVU's common stock. Based solely on its review of such forms received by it and the written representations of its Reporting Persons, INTERVU has determined that no Reporting Persons known to it were delinquent with respect to their reporting obligations as set forth in
Section 16(a) of the Exchange Act, except that Mr. Sagara and Mr. Berman filed Initial Statements of Beneficial Ownership of Securities on Form 3 more than ten days after becoming executive officers of INTERVU.

ITEM 13. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation for the fiscal years ended December 31, 1997, 1998 and 1999 received by the Chief Executive Officer and the four most highly compensated individuals who served as executive officers of the Company during fiscal 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                        ANNUAL COMPENSATION                      COMPENSATION AWARDS
                          -----------------------------------------------    ---------------------------
                                                                OTHER                         NUMBER OF
                                                                ANNUAL        RESTRICTED     SECURITIES
        NAME AND          FISCAL                             COMPENSATION       STOCK        UNDERLYING
   PRINCIPAL POSITION      YEAR     SALARY($)    BONUS($)       ($)(1)       AWARDS($)(2)    OPTIONS(#)
   ------------------     ------    ---------    --------    ------------    ------------    -----------
Harry E. Gruber.........   1999     $206,500     $75,000       $    --            $--           50,000
  Chairman and             1998      180,003      10,000            --            --            40,000
  Chief Executive
     Officer               1997      179,632          --            --            --                --
Edward L. Huguez........   1999      209,000      70,000            --            --            30,000
  Chief Operating
     Officer               1998      128,062          --        65,711            --           200,000
Kenneth L. Ruggiero.....   1999      165,667      70,000            --            --            40,000
  Chief Financial
     Officer               1998      120,182      10,000        33,156            --           100,000
Stephen H. Klein........   1999      137,333      60,000            --            --            10,000
  Vice President,          1998      100,970      10,000            --            --            10,000
  Business Development     1997       89,875          --            --            --             2,519
Keno Thomas(3)..........   1999      147,000          --         7,320            --            75,000
  Vice President, Sales

---------------
(1) Consists of moving expenses and relocation allowances.

(2) Dr. Gruber and Mr. Klein received grants of restricted stock prior to 1997. With respect to these Named Executive Officers' restricted stock holdings, the number of shares of common stock and the dollar value thereof at December 31, 1999 are as follows: 1,007,680 and $105,805,513 for Dr. Gruber; and 62,980 and $6,610,985 for Mr. Klein. The value of restricted stock holdings is based on the fair market value of the Common Stock on December 31, 1999 ($105.00) less the purchase price paid by the executive for such shares. Restricted stock awards vest daily over a five-year period (with the first 20% of the award vesting on the first anniversary of the date of grant).

(3) Mr. Thomas has been the Company's Vice President and General Manager, Media Entertainment since March 1999. Mr. Thomas' annualized salary for 1999 was $180,000.

                     OPTION GRANTS DURING FISCAL YEAR 1999

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1999 to each of the Named Executive Officers. The Company does not have any outstanding stock appreciation rights.

                                                                                         POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED ANNUAL
                            NUMBER OF      % OF TOTAL                                    RATES OF STOCK PRICE
                            SECURITIES      OPTIONS                                     APPRECIATION FOR OPTION
                            UNDERLYING     GRANTED TO      EXERCISE OR                          TERM(1)
                             OPTIONS      EMPLOYEES IN    BASE PRICE PER   EXPIRATION   -----------------------
           NAME             GRANTED(#)   FISCAL YEAR(%)    SHARE ($/SH)       DATE          5%          10%
           ----             ----------   --------------   --------------   ----------   ----------   ----------
Harry E. Gruber...........    50,000          2.2             $40.25        3/23/09     $1,265,650   $3,207,406
Kenneth Ruggiero..........    40,000          1.7             $40.25        3/23/09     $1,012,520   $2,565,925
Edward Huguez.............    30,000          1.3             $40.25        3/23/09     $  759,390   $1,924,444
Stephen Klein.............    10,000           .4             $40.25        3/23/09     $  253,130   $  641,481
Keno Thomas...............    30,000          1.3             $22.75        3/15/09     $  429,220   $1,087,729
                              45,000          2.0             $30.00         6/4/09     $  849,007   $2,151,552

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

                   OPTIONS EXERCISED DURING FISCAL YEAR 1999

     The following table sets forth certain information with respect to the exercise of options to purchase Common Stock during the year ended December 31, 1999, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-
                                 SHARES                     UNEXERCISED OPTIONS AT        THE-MONEY OPTIONS AT
                               ACQUIRED ON      VALUE         FISCAL YEAR END(#)         FISCAL YEAR END($)(1)
            NAME               EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/ UNEXERCISABLE
            ----               -----------   -----------   -------------------------   --------------------------
Harry Gruber.................      --            --              12,205/77,795          $1,094,630/$5,730,350
Kenneth Ruggiero.............      --            --             37,357/102,643          $3,609,620/$8,642,880
Edward Huguez................      --            --             65,407/164,593          $5,653,585/$13,576,315
Stephen Klein................      --            --              4,688/17,831            $437,809/$1,370,938
Keno Thomas..................      --            --                0/75,000                 $0/$5,842,500

---------------
(1) Based on the closing sale price of the Common Stock on December 31, 1999 ($105.00), as reported by the Nasdaq National Market, less the option exercise price.

COMPENSATION OF DIRECTORS

     The directors of INTERVU have never received any cash compensation from INTERVU for services rendered as directors. Under INTERVU's 1998 Stock Option Plan, each director who is not an employee of INTERVU (each an "Independent Director") will be granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders at which the director is re-elected to the Board. In addition, each person who is initially elected to the Board and who is an Independent Director at the time of such election will be granted an option to purchase 20,000 shares of common stock on the date of the initial election. These options are subject to vesting schedules.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, the compensation committee of INTERVU's board of directors was comprised of J. William Grimes, Alan Z. Senter and Isaac Willis. No interlocking relationship exists between any member of the compensation committee and any member of any other company's Board of Directors or compensation committee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 15, 2000 by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers (as defined herein), (iii) each person who is known by the Company to own beneficially more than 5% of the common stock and (iv) all directors and executive officers as a group.

                                                     NUMBER OF SHARES         PERCENTAGE OF
                                                      OF COMMON STOCK          COMMON STOCK
              NAME AND ADDRESS(1)                  BENEFICIALLY OWNED(2)    BENEFICIALLY OWNED
              -------------------                  ---------------------    ------------------
Harry E. Gruber(3).............................          1,063,043                 6.8%
Brian Kenner(4)................................          1,062,656                 6.8%
Isaac Willis(5)................................          1,256,261                 8.0%
Stephen Klein(6)...............................             74,952                 0.5%
Edward David(7)................................             31,701                 0.2%
Kenneth Ruggiero(8)............................             52,018                 0.3%
Edward Huguez(9)...............................             83,392                 0.5%
J. William Grimes(10)..........................             28,110                 0.2%
Mark Dowley(11)................................             23,300                 0.1%
Alan Z. Senter(12).............................             19,314                 0.1%
Keno Thomas(13)................................              6,508                 0.0%
All directors and executive officers as a group
  (11 persons)(14).............................          4,503,144                28.3%
Westchester Group LLC(15)......................            782,000                 5.0%
Putnam Investments, Inc.(16)...................          1,207,850                 7.7%

---------------
  *  Less than 1%.

 (1) Except as indicated, the address of each person named in the table is c/o INTERVU Inc., 6815 Flanders Drive, San Diego, CA 92121.

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

 (3) Includes 158,933 shares subject to INTERVU's repurchase right under an amended and restated vesting agreement and 1,037,887 shares held in a family trust. Includes 7,900 shares held by Mr. Gruber's children under the California Uniform Transfers to Minors Act.

 (4) Includes 158,933 shares subject to INTERVU's repurchase right under an amended and restated vesting agreement.

 (5) Includes 1,036,938 shares owned by the Willis Family Trust, of which Dr. Willis is settlor. Includes 3,656 shares subject to INTERVU's repurchase right under a restricted stock agreement and 18,243 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table. Includes 17,994 shares held in an Individual Retirement Account.

 (6) Includes 18,582 shares subject to INTERVU's repurchase right under a restricted stock agreement and 7,540 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (7) Includes 3,587 shares subject to INTERVU's repurchase right under a restricted stock agreement and 6,509 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (8) Includes 51,161 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

 (9) Consists of 83,392 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(10) Consists of 28,110 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(11) Consists of 23,300 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(12) Consists of 19,314 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(13) Consists of 6,508 shares issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table.

(14) See notes (3) - (14). Also includes 19,889 shares of common stock issuable upon exercise of options that are currently exercisable or that will become exercisable within 60 days after the date of this table held by Scott Crowder and 782,000 shares of common stock held by Westchester Group LLC, of which Dennis Berman may be deemed to be the beneficial owner. Mr. Berman disclaims any beneficial ownership of such shares.

(15) The membership interests of Westchester Group LLC are owned by Marcia Berman individually, with respect to 99.4% of the interests, and a custodian for her minor children under the New York Uniform Gifts to Minors Act, with respect to 0.6% of the interests. The address for Westchester Group LLC is c/o Duckor Spradling & Metzger, 401 West A Street, Suite 2400, San Diego, CA 92101.

(16) Based solely on the filing on Schedule 13G under the Exchange Act filed by Putnam Investments, Inc. on February 17, 2000. The address for Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 6, 2000, the INTERVU board of directors approved a cash bonus for Alan Z. Senter in recognition of Mr. Senter's efforts in connection with the Akamai transaction that, in the board's view, went substantially beyond his duties as an INTERVU director. Mr. Senter's bonus will equal $647,325 and is contingent upon completion of the merger. Mr. Senter did not participate in the board's discussions of or vote regarding the bonus.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of INTERVU are included in
Item 8

                                                                       PAGE
                                                                       ----
 (1)(A)  Report of Ernst & Young LLP, Independent Auditors...........  26
    (B)  Consolidated Financial Statements...........................
         (i)  Consolidated Balance Sheets as of December 31, 1999 and
         1998........................................................  27
         (ii)  Consolidated Statements of Operations for the Years
         Ended December 31, 1999, 1998 and 1997......................  28
         (iii) Consolidated Statements of Stockholders' Equity for
         the Years Ended December 31, 1999, 1998 and 1997............  29
         (iv)  Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1999, 1998 and 1997......................  30
         (v)  Notes to Consolidated Financial Statements.............  31
    (2)  Financial Statement Schedules:
         The following financial statement schedule of INTERVU is
         included in Item 14(d)
         Schedule II Valuation and Qualifying Accounts.
         All other schedules for which provision is made in the
         applicable accounting regulation of the Securities and
         Exchange Commission are not required under the related
         instructions or are inapplicable and therefore have been
         omitted.

(b) Reports on Form 8-K filed in the fourth quarter of 1999:

         1. INTERVU filed a Current Report on Form 8-K on December 21, 1999 to announce that it had entered into a strategic relationship with Microsoft Corporation pursuant to which, among other things, Microsoft would purchase $30 million of INTERVU preferred stock and warrants.

         2. INTERVU filed a Current Report on Form 8-K on December 23, 1999 to announce that it had completed the sale of $30 million of INTERVU preferred stock and warrants to Microsoft.

(c) Exhibits -- .

    EXHIBIT
    NUMBERS                       DESCRIPTION OF EXHIBIT
    -------                       ----------------------
      2.1      Agreement and Plan of Merger, dated as of February 6, 2000, by and among INTERVU Inc., Akamai Technologies, Inc. and
               Alii Merger Corporation.(1)
      2.2      Stock Option Agreement, dated as of February 6, 2000,
               between INTERVU Inc. and Akamai Technologies, Inc.(1)
      2.3      Form of Stockholder Voting Agreement, dated as of February
               6, 2000, between Akamai Technologies, Inc. and certain
               stockholders.(1)
      3.1      Amended and Restated Certificate of Incorporation.(2)
      3.2      Amendment to Amended and Restated Certificate of
               Incorporation.(3)
      3.3      Certificate of Designation of Voting Power, Designation
               Preferences and Relative, Participating, Optional, and Other
               Special Rights and Qualifications, Limitations, and
               Restrictions of Series H 6.5% Convertible Preferred Stock
               due 2009, dated December 22, 1999.(4)
      3.4      Amended and Restated Bylaws.(2)
      4.1      Form of Common Stock Certificate.(5)
     10.1      1996 Stock Plan of INTERVU Inc.(6)
     10.2      Form of Indemnification Agreement.(7)

    EXHIBIT
    NUMBERS                       DESCRIPTION OF EXHIBIT
    -------                       ----------------------
     10.3      Form of Restricted Stock Purchase Agreement.(7)
     10.4      Amended and Restated Vesting Agreement between INTERVU and
               Harry Gruber.(2)
     10.5      Amended and Restated Vesting Agreement between INTERVU and
               Brian Kenner.(2)
     10.6      Strategic Alliance Agreement dated as of October 10, 1997
               between INTERVU and NBC Multimedia, Inc.(6)
     10.7      Preferred Stock Purchase Agreement dated as of October 10,
               1997 among INTERVU, National Broadcasting Company, Inc. and
               NBC Multimedia, Inc.(6)
     10.9      Consulting Agreement dated January 28, 1998 between INTERVU and J. William Grimes.(8)
     10.11     Second Amended and Restated 1998 Stock Option Plan of
               INTERVU Inc.(*)
     10.12     Employee Qualified Stock Purchase Plan of INTERVU Inc.(8)
     21.1      Subsidiaries of INTERVU.(*)
     23.1      Consent of Ernst & Young LLP, Independent Auditors.(*)
     27.1      Financial Data Schedule.(*)

---------------
 *  Filed Herewith

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 8, 2000.

(2) Incorporated by reference to INTERVU's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 23, 1999.

(5) Incorporated by reference to Exhibit 4.1 to INTERVU's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 12, 1997.

(6) Incorporated by reference to Amendment No. 1 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 1997.

(7) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 1997.

(8) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 1998.

(9) Incorporated by reference to Amendment No. 4 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 1998.

(d) FINANCIAL STATEMENT SCHEDULE.

                                                                     SCHEDULE II

                                  INTERVU INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                              ----------
                                                BALANCE AT    CHARGED TO                  BALANCE AT
                                                BEGINNING     COSTS AND                     END OF
       ALLOWANCE FOR DOUBTFUL ACCOUNTS           OF YEAR       EXPENSES     DEDUCTIONS       YEAR
       -------------------------------          ----------    ----------    ----------    ----------
Year ended December 31, 1997..................   $     --     $    4,000     $     --      $  4,000
Year ended December 31, 1998..................      4,000        118,000           --       122,000
Year ended December 31, 1999..................    122,000      1,152,000      486,000       788,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERVU Inc.

Date: February 28, 2000                   By:       /s/ HARRY GRUBER
                                            ------------------------------------
                                                        Harry Gruber
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----
          /s/ HARRY GRUBER              Chairman of the Board and Chief     February 28, 2000
------------------------------------      Executive Officer (Principal
            Harry Gruber                       Executive Officer)

        /s/ KENNETH RUGGIERO           Vice President and Chief Financial   February 28, 2000
------------------------------------    Officer (Principal Financial and
          Kenneth Ruggiero                    Accounting Officer)

       /s/ J. WILLIAM GRIMES               Vice Chairman of the Board       February 28, 2000
------------------------------------
         J. William Grimes

          /s/ EDWARD DAVID                          Director                February 28, 2000
------------------------------------
            Edward David

          /s/ MARK DOWLEY                           Director                February 28, 2000
------------------------------------
            Mark Dowley

         /s/ ALAN Z. SENTER                         Director                February 28, 2000
------------------------------------
           Alan Z. Senter

          /s/ ISAAC WILLIS                          Director                February 28, 2000
------------------------------------
         Isaac Willis, M.D.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form
10-K.

    EXHIBIT
    NUMBERS                       DESCRIPTION OF EXHIBIT
    -------                       ----------------------
      2.1      Agreement and Plan of Merger, dated as of February 6, 2000, by and among INTERVU Inc., Akamai Technologies, Inc. and
               Alii Merger Corporation.(1)
      2.2      Stock Option Agreement, dated as of February 6, 2000,
               between INTERVU Inc. and Akamai Technologies, Inc.(1)
      2.3      Form of Stockholder Voting Agreement, dated as of February
               6, 2000, between Akamai Technologies, Inc. and certain
               stockholders.(1)
      3.1      Amended and Restated Certificate of Incorporation.(2)
      3.2      Amendment to Amended and Restated Certificate of
               Incorporation.(3)
      3.3      Certificate of Designation of Voting Power, Designation
               Preferences and Relative, Participating, Optional, and Other
               Special Rights and Qualifications, Limitations, and
               Restrictions of Series H 6.5% Convertible Preferred Stock
               due 2009, dated December 22, 1999.(4)
      3.4      Amended and Restated Bylaws.(2)
      4.1      Form of Common Stock Certificate.(5)
     10.1      1996 Stock Plan of INTERVU Inc.(6)
     10.2      Form of Indemnification Agreement.(7)
     10.3      Form of Restricted Stock Purchase Agreement.(7)
     10.4      Amended and Restated Vesting Agreement between INTERVU and
               Harry Gruber.(2)
     10.5      Amended and Restated Vesting Agreement between INTERVU and
               Brian Kenner.(2)
     10.6      Strategic Alliance Agreement dated as of October 10, 1997
               between INTERVU and NBC Multimedia, Inc.(6)
     10.7      Preferred Stock Purchase Agreement dated as of October 10,
               1997 among INTERVU, National Broadcasting Company, Inc. and
               NBC Multimedia, Inc.(6)
     10.9      Consulting Agreement dated January 28, 1998 between INTERVU and J. William Grimes.(8)
     10.11     Second Amended and Restated 1998 Stock Option Plan of
               INTERVU Inc.(*)
     10.12     Employee Qualified Stock Purchase Plan of INTERVU Inc.(8)
     21.1      Subsidiaries of INTERVU(*).
     23.1      Consent of Ernst & Young LLP, Independent Auditors.(*)
     27.1      Financial Data Schedule.(*)

---------------
 *  Filed Herewith

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 8, 2000.

(2) Incorporated by reference to INTERVU's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 23, 1999.

(5) Incorporated by reference to Exhibit 4.1 to INTERVU's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 12, 1997.

(6) Incorporated by reference to Amendment No. 1 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 1997.

(7) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 1997.

(8) Incorporated by reference to Amendment No. 2 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 1998.

(9) Incorporated by reference to Amendment No. 4 to INTERVU's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 1998.